Form 10QSB
period 2000-06-30
BENNION CORP
filed 2000-08-02
CIK 1110418

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File No.  000-30245

                             BENNION CORPORATION
            (Exact name of registrant as specified in its charter)

              Nevada                              87-0617040
      (State of incorporation)                (I.R.S. Employer
                                               Identification No.)

                            476 East South Temple
                          Salt Lake City, Utah 84111
                                (801) 323-2395
      (Address and telephone number of principal executive offices and principal place of business)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of August 1, 2000, the Registrant had a total of shares 4,000,000 of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations........8

                          PART II: OTHER INFORMATION

Item 5: Other Information..................................................9

Item 6:  Exhibits and Reports filed on Form 8-K ...........................9

Signatures.................................................................10

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                             Bennion Corporation
                        (A Development Stage Company)
                      Consolidated Financial Statements
                                June 30, 2000

                             Bennion Corporation
                        (A Development Stage Company)
                         Consolidated Balance Sheets



           ASSETS
                                                      June 30,    December 31,
                                                        2000          1999
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

Cash(Note 1)                                       $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party (Note 4)                30,000        30,000
                                                   ------------- -------------

  Total Liabilities                                      30,000        30,000
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
authorized; 17,000,000 and 17,000,000 shares
issued and outstanding                                   17,000        17,000

Deficit Accumulated During the Development Stage        (47,000)      (47,000)
                                                   ------------- -------------

   Total Stockholders' Equity                           (30,000)      (30,000)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                             Bennion Corporation
                        (A Development Stage Company)
                     Consolidated Statement of Operations
                                 (Unaudited)

                                                                                   From
                                                                                   Inception on
                         For the three  For the three  For the six   For the six   January 30,1986
                         months ended   months ended   months ended  months ended  Through
                         June 30, 2000  June 30, 1999  June 30, 2000 June 30, 1999 June 30, 2000
                         -------------- -------------- ------------- ------------- --------------
REVENUES                 $          -   $          -   $         -   $         -   $          -
                         -------------- -------------- ------------- ------------- --------------
EXPENSES
  Depreciation &
   Amortization                     -              -             -             -          17,000
  General &
   Administrative                   -          15,000            -         30,000         30,000
                         -------------- -------------- ------------- ------------- --------------

    TOTAL EXPENSES                  -          15,000            -         30,000         47,000
                         -------------- -------------- ------------- ------------- --------------

NET INCOME(LOSS)         $          -   $     (15,000) $         -   $    (30,000) $     (47,000)
                         ============== ============== ============= ============= ==============

NET LOSS PER SHARE                  -          (0.001)           -         (0.002)        (0.003)
                         ============== ============== ============= ============= ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING               17,000,000     17,000,000    17,000,000    17,000,000     17,000,000
                         ============== ============== ============= ============= ==============


                         Bennion Corporation
                    (A Development Stage Company)
                 Consolidated Statement of Cash Flows
                             (Unaudited)


                                                               From
                                      For the six months ended Inception on
                                             June 30           January 30,1986
                                       ----------------------- Through
                                        2000          1999     June 30, 2000
                                       ----------- ----------- -------------
Cash Flows from Operating Activities

  Net Loss                             $        -  $  (30,000) $    (47,000)
  Less Non-Cash Items:
  Depreciation & Amortization                   -           -        17,000
  Increase(Decrease)in Accounts Payable         -           -        30,000
                                       ----------- ----------- -------------
  Net Cash Provided(Used) by
   Operating Activities                         -           -             -
                                       ----------- ----------- -------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by
   Investing Activities                         -           -             -
                                       ----------- ----------- -------------
Cash Flows from Financing Activities

  Net Cash Provided(Used) by
   Financing Activities                         -           -             -
                                       ----------- ----------- -------------

Increase in Cash                                -           -             -
                                       ----------- ----------- -------------

Cash and Cash Equivalents at
  Beginning of Period                           -           -             -
                                       ----------- ----------- -------------
Cash and Cash Equivalents at
  End of Period                        $        -  $        -  $          -
                                       =========== =========== =============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights    $         - $         - $     17,000

Cash Paid For:
  Interest                             $         - $         - $          -
  Income Taxes                         $         - $         - $          -

                         Bennion Corporation
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2000


GENERAL
-------

Bennion Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the fiscal year ended December 31, 1999.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

     In this report references to "Bennion," "we," "us," and "our" refer to Bennion Corporation.

                      FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Bennion's control. These factors include but are not limited to economic conditions generally and in the industries in which Bennion may participate; competition within Bennion's chosen industry, including competition from much larger competitors; technological advances and failure by Bennion to successfully develop business relationships.


  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of June 30, 2000, we had no cash on hand and total current liabilities of $30,000. The $30,000 note payable is for legal and accounting fees incurred during 1999 which were paid on our behalf by Mutual Ventures Corporation, a related party. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by sales of our common shares and/or loans from our directors, officers and shareholders.

      Our management intends to actively pursue business opportunities during the next twelve months. Currently, management has identified a business opportunity that we hope to pursue, however, we are in preliminary negotiations and have not reached any definitive agreement or understanding with any person concerning an acquisition or merger at this time.

      We expect to encounter substantial competition in our efforts to locate and acquire or merge with attractive opportunities. Our competition will be primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investments companies, and wealthy individuals.

      Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

      It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

      If we obtain a business opportunity, it may be necessary to raise additional capital through the sale of our common stock. We have no plans to make a public offering of our common stock at this time. We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     If we fail to raise necessary funds through stock sales, we anticipate we will require debt financing. We have not investigated the availability, source and terms for external financing at this time and have not entered in to any agreements for such financing. We can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Any additional debt could result in a substantial portion of our cash flows from operations, if any, being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.


                      PART II: OTHER INFORMATION


ITEM 5: OTHER INFORMATION

Changes in Control

     In contemplation of a merger, our parent corporation, VIP Worldnet, Inc., canceled and returned 15,000,000 common shares to the corporate treasury.
This resulted in 2,000,000 shares issued and outstanding as of July 12, 2000. On July 14, 2000, we effected a 2-for-1 forward split which resulted in a total of 4,000,000 shares issued and outstanding.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Part I Exhibits.

      Exhibit     Description

      27          Financial Data Schedule

     (b)  Reports on Form 8-K.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                         Bennion Corporation


          8/1/00                          /s/ Jeanne Ball
Date: _____________                  By: ___________________________
                                               Jeanne Ball, President