Form 10QSB
period 2000-09-30
BENNION CORP
filed 2000-11-07
CIK 1110418

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                    For Quarter Ended: September 30, 2000

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

                       476 East South Temple, Suite 440
                          Salt Lake City, Utah 84111
                                (801) 323-2395
      (Address and telephone number of principal executive offices and principal place of business)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

      As of October 23, 2000, the Registrant had a total of 11,500,000 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.........9

                          PART II: OTHER INFORMATION

Item 5: Other Information...................................................10

Item 6:  Exhibits and Reports filed on Form 8-K ............................10

Signatures..................................................................11

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                             Bennion Corporation
                        (A Development Stage Company)
                      Consolidated Financial Statements
                              September 30, 2000

                             Bennion Corporation
                        (A Development Stage Company)
                         Consolidated Balance Sheets



                                    ASSETS
                                                  September 30, December 31,
                                                     2000           1999
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                  $     30,000  $     30,000
                                                  ------------- -------------

  Total Liabilities                                     30,000        30,000
                                                  ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 11,500,000 and 34,000,000 shares
  issued and outstanding                                11,500        34,000
Paid in Capital                                          5,500       (17,000)
Deficit Accumulated During the Development Stage       (47,000)      (47,000)
                                                  ------------- -------------

  Total Stockholders' Equity                           (30,000)      (30,000)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============


                             Bennion Corporation
                        (A Development Stage Company)
                     Consolidated Statement of Operations
                               (Unaudited)

                                                                                  From
                          For the three For the three For the nine  For the nine  Inception on months ended  months ended  months ended  months ended  January 30,1986
                          September 30, September 30, September 30, September 30, Through
                          2000          1999          2000          1999          September 30,2000
                          ------------- ------------- ------------- ------------- --------------

REVENUES                  $          -  $          -  $          -  $          -  $           -
                          ------------- ------------- ------------- ------------- --------------
EXPENSES
  Depreciation &
   Amortization                      -             -             -             -         17,000
  General & Administrative           -             -             -        30,000         30,000
                          ------------- ------------- ------------- ------------- --------------

    TOTAL EXPENSES                   -             -             -        30,000         47,000
                          ------------- ------------- ------------- ------------- --------------

NET INCOME(LOSS)          $          -  $          -  $          -  $    (30,000) $     (47,000)
                          ============= ============= ============= ============= ==============

NET LOSS PER SHARE               0.000         0.000         0.000        (0.001)        (0.001)
                          ------------- ------------- ------------- ------------- --------------
WEIGHTED AVERAGE SHARES
  OUTSTANDING               15,166,667    34,000,000    27,722,222    34,000,000     33,627,841
                          ============= ============= ============= ============= ==============





                            Bennion Corporation
                        (A Development Stage Company)
                  Consolidated Statement of Cash Flows
                              (Unaudited)

                                                                            From
                                                For the nine months ended   Inception on
                                                       September 30,        January 30, 1986
                                              ----------------------------- Through
                                                     2000           1999    September 30, 2000
                                              -------------- -------------- -----------------
Cash Flows from Operating Activities

  Net Loss                                    $           -  $     (30,000) $        (47,000)
  Less Non-Cash Items:
  Depreciation & Amortization                             -              -            17,000
  Increase(Decrease) in Accounts Payable                  -         30,000            30,000
                                              -------------- -------------- -----------------
  Net Cash Provided(Used) by
   Operating Activities                                   -              -                 -
                                              -------------- -------------- -----------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by
   Investing Activities                                   -              -                 -
                                              -------------- -------------- -----------------
Cash Flows from Financing Activities

  Net Cash Provided(Used)
    by Financing Activities                               -              -                 -
                                              -------------- -------------- -----------------

Increase in Cash                                          -              -                 -
                                              -------------- -------------- -----------------
Cash and Cash Equivalents
 at Beginning of Period                                   -              -                 -
                                              -------------- -------------- -----------------

Cash and Cash Equivalents at End of Period    $           -  $           -  $              -
                                              ============== ============== =================

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights                       -              -            17,000

Cash Paid For:
  Interest                                     $          -  $           -  $              -
  Income Taxes                                 $          -  $           -  $              -


                       Bennion Corporation
                  (A Development Stage Company)
                  Notes to Financial Statements
                        September 30, 2000


GENERAL
-------

Bennion Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the fiscal year ended December 31, 1999.

UNAUDITED INFORMATION
----------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are of a normal recurring nature and are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

COMMON STOCK
------------

On July 11, 2000, 3,750,000 shares of the Company's common stock were placed into escrow in anticipation of an acquisition. On July 12, 2000, in anticipation of the acquisition, 15,000,000 shares of the Company's common stock were cancelled at par value. As of September 30, 2000, the negotiations for the acquisition have been terminated.

On July 14, 2000, the Company authorized a 2 for 1 forward split of its common stock. The financial statements have been retroactively restated to reflect the forward split.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2000, we had no cash on hand and total current liabilities of $30,000. The account payable is for legal and accounting fees paid on our behalf by Mutual Ventures Corporation, a related party. We have no material commitments for the next twelve months.
We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

     In July 2000 management identified a potential business opportunity and took steps in anticipation of an acquisition. We placed 3,750,000 shares in escrow, canceled 15,000,000 outstanding shares and effected a 2-for-1 forward split. However, the negotiations were unsuccessful and we abandoned the acquisition.

     Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. At the present, we have not identified any assets or business opportunities for acquisition.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Bennion.

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

     Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


                    PART II: OTHER INFORMATION

ITEM 5: OTHER INFORMATION

     On March 15, 2000 we listed our shares on the NASD OTC Bulletin Board under the symbol "BENN".

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Part I Exhibits.

     Exhibit     Description
     -------     -----------

     27          Financial Data Schedule

     (b)  Reports on Form 8-K.

          On September 1, 2000, we filed a current report on Form 8-K under
Item 4 concerning the replacement of our auditor, Crouch, Bierwolf & Chisholm, with Chisholm & Associates. No financial statements were filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                        Bennion Corporation

         11/07/00                          /s/ Jeanne Ball
Date: ___________________________      By:___________________________
                                               Jeanne Ball, President