Form 10QSB
period 2001-03-31
BENNION CORP
filed 2001-05-02
CIK 1110418

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: March 31, 2001

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



                         #440, 476 East South Temple
                          Salt Lake City, Utah 84111
                                (801) 323-2395
        (Address and telephone number of principal executive offices and principal place of business)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

     As of April 27, 2001, the Registrant had a total of 11,500,000 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS






                             Bennion Corporation

                        (A Development Stage Company)

                      Consolidated Financial Statements

                                March 31, 2001

                             Bennion Corporation
                        (A Development Stage Company)
                         Consolidated Balance Sheets



                                    ASSETS
                                                    March 31,    December 31,
                                                      2001            2000
                                                  -------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                    $           -  $          -
                                                  -------------- -------------

  TOTAL ASSETS                                    $           -  $          -
                                                  ============== =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                  $      30,000  $     30,000
                                                  -------------- -------------

  Total Liabilities                                      30,000        30,000
                                                  -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 11,500,000 shares issued and
  outstanding                                            11,500        11,500
Paid in Capital                                           5,500         5,500
Deficit Accumulated During the Development Stage        (47,000)      (47,000)
                                                  -------------- -------------

  Total Stockholders' Equity                            (30,000)      (30,000)
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $           -  $          -
                                                  ============== =============

                             Bennion Corporation
                        (A Development Stage Company)
                     Consolidated Statement of Operations
                                 (Unaudited)

                                                             From
                               For the three  For the three  Inception on
                               months ended   months ended   January 30, 1986
                               March 31,      March 31,      Through
                               2001           2000           March 31, 2001
                               -------------  -------------  --------------

REVENUES                       $          -   $          -   $           -
                               -------------  -------------  --------------
EXPENSES
  Depreciation & Amortization             -              -          17,000
  General & Administrative                -              -          30,000
                               -------------  -------------  --------------

    TOTAL EXPENSES                        -              -          47,000
                               -------------  -------------  --------------

NET INCOME(LOSS)               $          -   $          -   $     (47,000)
                               =============  =============  ==============

NET LOSS PER SHARE                     0.00           0.00            0.00
                               =============  =============  ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                    11,500,000     34,000,000      32,947,802
                               =============  =============  ==============

                             Bennion Corporation
                        (A Development Stage Company)
                     Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                              From
                                   For the three months ended Inception on
                                            March 31,         January 30, 1986
                                    ------------------------- Through
                                         2001       2000      March 31, 2001
                                    ------------ ------------ ---------------
Cash Flows from Operating Activities

  Net Loss                          $         - $          -  $      (47,000)
  Less Non-Cash Items:
  Depreciation & Amortization                 -            -          17,000
  Increase(Decrease) in Accounts
     Payable                                  -            -          30,000
                                    ------------ ------------ ---------------
  Net Cash Provided(Used) by
    Operating Activities                      -            -               -
                                    ------------ ------------ ---------------

Cash Flows from Investing Activities

  Net Cash Provided(Used) by
   Investing Activities                       -            -               -
                                    ------------ ------------ ---------------

Cash Flows from Financing Activities

  Net Cash Provided(Used) by
    Financing Activities                      -            -               -
                                    ------------ ------------ ---------------

Increase in Cash                              -            -               -
                                    ------------ ------------ ---------------

Cash and Cash Equivalents at
  Beginning of Period                         -            -               -
                                    ------------ ------------ ---------------
Cash and Cash Equivalents at
  End of Period                     $         -  $         -  $            -
                                    ============ ============ ===============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights $         -  $         -  $       17,000

Cash Paid For:
  Interest                          $         -  $         -  $            -
  Income Taxes                      $         -  $         -  $            -

                             Bennion Corporation
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2001



GENERAL
-------

Bennion Corporation(the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000.

UNAUDITED INFORMATION
----------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of March 31, 2001, we had no cash on hand and total current liabilities of $30,000. The account payable is for legal and accounting fees paid on our behalf. We have no material commitments for capital expenditures for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. However, these persons are not obligated to provide funding.

     In July 2000 management identified a potential business opportunity and took steps in anticipation of an acquisition. We effected a 2-for-1 forward split and placed 7,500,000 shares in escrow, and canceled 30,000,000 outstanding shares. However, the negotiations were unsuccessful and we abandoned the acquisition.

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


                          PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


Exhibit Number      Description
--------------      ------------

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

3.3 Bylaws of Bennion Corporation (Incorporated by reference to exhibit 2.3 of Form 10-SB, File No. 000-30245, filed on April 7, 2000)


(b)  Reports on Form 8-K.

     None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Bennion Corporation


          5/1/01                       /s/ Jeane Ball
Date: ___________________          By: ______________________________________
                                           Jeanne Ball, President