Form 10QSB
period 2001-06-30
BENNION CORP
filed 2001-07-23
CIK 1110418

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: June 30, 2001

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

     As of July 19, 2001, the Registrant had a total of 11,500,000 shares of common stock issued and outstanding.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                             Bennion Corporation

                        (A Development Stage Company)

                      Consolidated Financial Statements

                                June 30, 2001

                             Bennion Corporation
                        (A Development Stage Company)
                         Consolidated Balance Sheets



                                    ASSETS

                                                    June 30,     December 31,
                                                    2001         2000
                                                    ------------ -------------
                                                    (Unaudited)

CURRENT ASSETS                                      $         -  $          -
                                                    ------------ -------------

  TOTAL ASSETS                                      $         -  $          -
                                                    ============ =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                    $    30,000  $     30,000
                                                    ------------ -------------

  Total Liabilities                                      30,000        30,000
                                                    ------------ -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
 shares authorized; 11,500,000 shares issued
 and outstanding                                         11,500        11,500
Paid in Capital                                           5,500         5,500
Deficit Accumulated During the Development Stage        (47,000)      (47,000)
                                                    ------------ -------------

  Total Stockholders' Equity                            (30,000)      (30,000)
                                                    ------------ -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $         -  $          -
                                                    ============ =============

                             Bennion Corporation
                        (A Development Stage Company)
                     Consolidated Statement of Operations
                                 (Unaudited)


                                                                                           From
                               For the        For the        For the        For the        Inception on
                               three months   three months   six months     six months     January 30,1986
                               ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                               2001           2000           2001           2000           2001
                               -------------- -------------- -------------- -------------- --------------
REVENUES                       $           -  $           -  $           -  $           -  $           -
                               -------------- -------------- -------------- -------------- --------------
EXPENSES
  Depreciation & Amortization              -              -              -              -         17,000
  General & Administrative                 -              -              -              -         30,000
                               -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                         -              -              -              -         47,000
                               -------------- -------------- -------------- -------------- --------------

NET INCOME(LOSS)               $           -  $           -  $           -  $           -  $     (47,000)
                               ============== ============== ============== ============== ==============

NET LOSS PER SHARE             $           -  $           -  $           -  $           -  $       (0.00)
                               ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     11,500,000     34,000,000     11,500,000     34,000,000     32,830,601
                               ============== ============== ============== ============== ==============

                                        F-2


                       Bennion Corporation
                  (A Development Stage Company)
               Consolidated Statement of Cash Flows
                           (Unaudited)

                                                                      From
                                         For the six months ended     Inception on
                                                  June 30,            January 30, 1986
                                         ---------------------------  Through
                                               2001          2000     June 30, 2001
                                         ------------- -------------  --------------
Cash Flows from Operating Activities

  Net Loss                               $          -  $          -   $     (47,000)
  Less Non-Cash Items:
  Depreciation & Amortization                       -             -          17,000
  Increase(Decrease) in Accounts Payable            -             -          30,000
                                         ------------- -------------  --------------
  Net Cash Provided(Used) by
   Operating Activities                             -             -               -
                                         ------------- -------------  --------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by
   Investing Activities                             -             -               -
                                         ------------- -------------  --------------
Cash Flows from Financing Activities

  Net Cash Provided(Used) by
   Financing Activities                             -             -               -
                                         ------------- -------------  --------------

Increase in Cash                                    -             -               -
                                         ------------- -------------  --------------
Cash and Cash Equivalents at
 Beginning of Period                                -             -               -
                                         ------------- -------------  --------------
Cash and Cash Equivalents at
  End of Period                          $          -  $          -   $           -
                                         ============= =============  ==============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights      $          -  $          -   $      17,000

Cash Paid For:
  Interest                               $          -  $          -   $           -
  Income Taxes                           $          -  $          -   $           -


                               F-3

                       Bennion Corporation
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2001



GENERAL

Bennion Corporation(the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of June 30, 2001, we had no cash on hand and total current liabilities of $30,000. The account payable is for legal and accounting fees paid on our behalf by a related party during 1999. We have no material commitments for capital expenditures for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. However, these persons are not obligated to provide funding.

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

(a)  Exhibits.

Exhibit
Number  Description
------  -----------
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


                          Bennion Corporation


       7/20/01           /s/ Jeanne Ball
Date: _______________ By: ______________________________________
                          Jeanne Ball, President and Director