Form 10QSB
period 2001-09-30
BENNION CORP
filed 2001-11-06
CIK 1110418

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended: September 30, 2001

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

     As of November 2, 2001, the Registrant had a total of 11,500,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                       Bennion Corporation

                  (A Development Stage Company)

                Consolidated Financial Statements

                        September 30, 2001

                       Bennion Corporation
                  (A Development Stage Company)
                   Consolidated Balance Sheets



                              ASSETS

                                                   September 30, December 31,
                                                       2001         2000
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related Party                    $    30,000  $     30,000
                                                   ------------- -------------

  Total Liabilities                                      30,000        30,000
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 11,500,000 shares issued
  and outstanding                                        11,500        11,500
Paid in Capital                                           5,500         5,500
Deficit Accumulated During the Development Stage        (47,000)      (47,000)
                                                   ------------- -------------

  Total Stockholders' Equity                            (30,000)      (30,000)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                       Bennion Corporation
                  (A Development Stage Company)
               Consolidated Statement of Operations
                           (Unaudited)


                                                                                    From
                           For the        For the       For the       For the       Inception on
                           three months   three months  nine months   nine months   January 30,
                           ended          ended         ended         ended         1986 to
                           September 30,  September 30, September 30, September 30, September 30,
                           2001           2000          2001          2000          2001
                           -------------- ------------- ------------- ------------- -------------
REVENUES                   $           -  $          -  $          -  $          -  $          -
                           -------------- ------------- ------------- ------------- -------------
EXPENSES
  Depreciation &
   Amortization                        -             -             -             -        17,000
  General &
    Administrative                     -             -             -             -        30,000
                           -------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                     -             -             -             -        47,000
                           -------------- ------------- ------------- ------------- -------------

NET INCOME(LOSS)           $           -  $          -  $          -  $          -  $    (47,000)
                           ============== ============= ============= ============= =============

NET LOSS PER SHARE         $           -  $          -  $          -  $          -  $         (0)
                           ============== ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                 11,500,000    34,000,000    11,500,000    34,000,000    32,486,559
                           ============== ============= ============= ============= =============











                                    5


                           Bennion Corporation
                      (A Development Stage Company)
                   Consolidated Statement of Cash Flows
                               (Unaudited)

                                                                         From
                                                                         Inception on
                                              For the nine months ended  January 30,
                                                     September 30,       1986 Through
                                             --------------------------- September 30,
                                                  2001       2000        2001
                                             ------------ -------------- -------------
Cash Flows from Operating Activities

  Net Loss                                   $         -  $           -  $    (47,000)
  Less Non-Cash Items:
  Depreciation & Amortization                          -              -        17,000
  Increase(Decrease) in Accounts Payable               -              -        30,000
                                             ------------ -------------- -------------
  Net Cash Provided(Used)
    by Operating Activities                            -              -             -
                                             ------------ -------------- -------------

Cash Flows from Investing Activities

  Net Cash Provided(Used)
    by Investing Activities                            -              -             -
                                             ------------ -------------- -------------

Cash Flows from Financing Activities

  Net Cash Provided(Used)
   by Financing Activities                             -              -             -
                                             ------------ -------------- -------------

Increase in Cash                                       -              -             -
                                             ------------ -------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                                  -              -             -
                                             ------------ -------------- -------------

Cash and Cash Equivalents at End of Period   $         -  $           -  $          -
                                             ============ ============== =============

Supplemental Non-Cash Financing Transactions:

  Stock issued for marketing rights                    -              -        17,000

Cash Paid For:
  Interest                                   $         -  $           -  $          -
  Income Taxes                               $         -  $           -  $          -











                       Bennion Corporation
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        September 30, 2001



GENERAL

Bennion Corporation(the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000.

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


ITEM 2:   PLAN OF OPERATIONS

      Since inception, we have had no revenues and have experienced losses.
We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2001, we had no cash on hand and total current liabilities of $30,000. The account payable is related to legal and accounting fees paid on our behalf by a related party during 1999. We have no material commitments for capital expenditures for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders. However, these persons are not obligated to provide funding.

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

      Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Bennion.

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

(a) Part II Exhibits.

Exhibit
Number     Description
--------   -----------

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


                             Bennion Corporation


       11/05/01               /s/ M. Jeanne Ball
Date: ___________         By: ______________________________________
                               M. Jeanne Ball, President and Director