Form 10KSB
period 2001-12-31
BENNION CORP
filed 2002-01-31
CIK 1110418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001.

                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       Commission file number: 000-30245

                         IDI Global, Inc.
(Exact name of small business issuer as specified in its charter)

        Nevada                                          87-0617040
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

               462 East 800 North, Orem, Utah 84097
        (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: (801)224-4444

                       BENNION CORPORATION
     #440, 476 East South Temple, Salt Lake City, Utah 84111
                    (Former name and address)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [x]

State issuer's revenue for its most recent fiscal year:  None.

As of January 4, 2002, the registrant had 11,500,000 shares of common stock outstanding. The registrant does not have an active trading market and a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ____ No   X

                              PART I

Item 1.  Description of business............................................3
Item 2.  Description of property........................................... 5
Item 3.  Legal proceedings .................................................6
Item 4.  Submission of matters to a vote of security holders ...............6

                             PART II

Item 5.  Market for common equity and related stockholder matters ..........6
Item 6.  Plan of operations ................................................7
Item 7.  Financial statements ..............................................7
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure .............................................19

                             PART III

Item 9.  Directors and executive officers; Compliance with Section
         16(a) of the Exchange Act.........................................19
Item 10. Executive compensation............................................19
Item 11. Security ownership of certain beneficial owners and management... 20
Item 12. Certain relationships and related transactions................... 21
Item 13. Exhibits and reports on Form 8-K..................................21

                    FORWARD LOOKING STATEMENTS

     In this annual report references to "IDI," "we," "us," and "our" refer to IDI Global, Inc.

     This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within IDI's control. These factors include but are not limited to economic conditions generally and in the industries in which IDI may participate; competition within IDI's chosen industry, including competition from much larger competitors; technological advances and failure by IDI to successfully develop business relationships.

                 ITEM 1: DESCRIPTION OF BUSINESS

Historical Development

     Bennion Corporation was incorporated in the state of Nevada on August 27, 1998, as the wholly owned subsidiary of Bennion Corporation, an Arkansas corporation. Bennion-Arkansas merged with Bennion-Nevada on October 6, 1998, solely to change its domicile from Arkansas to Nevada. Bennion-Arkansas was originally incorporated in the state of Arkansas on January 30, 1986 as Hystar Aerospace Marketing Corporation of Arkansas and was a wholly owned subsidiary of VIP Worldnet, Inc., a Nevada corporation (formerly Nautilus Entertainment, Inc.).

     On January 14, 2002, Bennion Corporation changed its name to IDI Global, Inc. Then on January 23, 2002, IDI Global formed a wholly owned subsidiary, Internet Development, Inc., a Nevada corporation, for the purpose of completing a forward triangular merger.

Our Plan

     We are a holding company with one wholly owned subsidiary, Internet Development, which is in the process of completing a merger with idiglobal.com, Inc. a Delaware corporation ("idiglobal.com"), as described below. We have been inactive for the past two fiscal years and our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations. However, idiglobal.com is a revenue generating company and the merger between it and Internet Development will immediately launch IDI into that category on a consolidated basis.

     During the past two fiscal years our management has actively sought business opportunities and recently identified idiglobal.com as a candidate for merger. Upon completion of the merger between Internet Development and idiglobal.com, Internet Development will assume the business operations of idiglobal.com, which are discussed below. The merger is complex and extremely risky and we cannot assure that Internet Development will consummate the merger. In the event this merger is unsuccessful, we will likely focus our efforts on locating another business opportunity. However, it is possible management may decide not to pursue further acquisition activities and may abandon these activities and we may become dormant or be dissolved.

     MERGER AGREEMENT

     On January 16, 2002, IDI, Internet Development and idiglobal.com entered into a merger agreement to perform a forward triangular merger. The principle terms of the agreement are:
     .  The merger will be accomplished by a stock-for-stock exchange between

        Internet Development and idiglobal.com.
     . Internet Development will deliver 7,500,000 shares of IDI common stock to idiglobal.com's fifteen shareholders in exchange for 100% of idiglobal.com's shares.
     . Internet Development has agreed to deliver 7.5 million shares to the shareholders of idiglobal.com at the time of the stock-for-stock exchange and will reserve 1,929,304 authorized shares to satisfy obligations under certain stock option agreements previously granted by idiglobal.com.
     . The parties agreed to a value of $1.5 million for the merger and established an exchange ratio of approximately .684 IDI shares for each idiglobal.com share.
     .  Internet Development will be the surviving corporation.
     . Our Board of Directors will appoint new directors and officers and will amend our bylaws to provide for three directors. (See, Part III, Item 9: "Directors and executive officers; Compliance with Section 16(a) of the Exchange Act," below)
     . Upon completion of the merger, the former idiglobal.com shareholders will beneficially own 65% of our outstanding common stock.

     The merger agreement contains customary representations and warranties relating to each company's corporate status, corporate authority to complete the merger, capital structure and corporate conduct prior to the closing. Each company provided corporate documentation to the other for due diligence purposes. Each company has agreed to use its best efforts to maintain and preserve its business organization, employee relationships and keep its good will intact until the merger is complete. The agreement may be terminated by mutual written consent prior to closing, or as a result of a material breach by either party which is not cured within five business days. If the agreement is not consummated within three months of the agreement date, then it will terminate automatically.

     The merger will be accounted for under the purchase method of accounting using generally accepted accounting principles. This means that idiglobal.com's results of operation will be consolidated with ours from the closing date and its consolidated assets and liabilities will be recorded at their fair values at the same date.

     The consideration exchanged in the merger was negotiated at "arms length" and our management relied upon criteria used in similar proposals, including:
     . prior appraisals for idiglobal.com which ranged from $2 to $5 million; . the relative value of the assets of idiglobal.com;
     .  its earnings in the last fiscal year;
     .  its retirement of debt prior to the merger;
     .  its present and past business operations;
     .  the future potential of idiglobal.com,;
     . the management of idiglobal.com; and, . the potential benefit to the stockholders of IDI.
     Our Board of Directors determined that the consideration for the exchange was reasonable based upon these factors. The source of the consideration used to acquire our interest in idiglobal.com is 7.5 million common shares held in escrow. The consideration used by the idiglobal.com shareholders to acquire their interest in IDI was the exchange of all of the issued and outstanding equity securities of idiglobal.com which they hold.

     In early January the management of Mutual Ventures Corporation introduced our management to the management of idiglobal.com. Negotiations with idiglobal.com's management started shortly thereafter and eventually resulted in the merger agreement. Except as set forth in this report neither we nor, to the best of our knowledge, any of our directors, executive officers or other affiliates had any contract, arrangement, understanding or relationship with any other person with respect to any IDI shares. Except as described in this report, there have been no contacts, negotiations or transactions within the last two years between IDI or any of our directors, executive officers or their affiliates, on the one hand, and idiglobal.com or its affiliates, on the other hand, regarding the merger, consolidation, acquisition of shares or election of directors.

     idiglobal.com's Operations
    idiglobal.com designs, develops and markets user-friendly, Internet-based software applications and development tools on an integrated service platform. idiglobal.com offers two products, QuickSite Builder and ARRAY. QuickSite Builder is designed for small businesses and small office/home office entrepreneurs who wish to establish an online business presence quickly, easily, and cost-effectively. The QuickSite Builder software application and development toolkit allows a small business owner, without any programming knowledge, to build a highly-functional, e-commerce enabled Web site in a matter of minutes. Available features include the following:
    .  Shopping cart
    .  Merchant account
    .  Secure online ordering and transaction processing
    .  Web-based e-mail
    .  Online shopping portal listing
    .  Search engine registration
    .  Product catalog management
    .  Database import tool
    .  Customer demographic profiling
    .  Point-and-click page builder
    .  Point-and-click form builder
    .  Customizable shipping options
    .  Autoresponders
    .  Traffic-generation tools (banners, incentive sweepstakes giveaways)

     ARRAY provides a fully designed, programmed and scalable Internet and hosting solution for vertical markets with large, widely distributed affiliate networks. ARRAY enables these network organizations to deploy, integrate, interact with, and centrally administer a large network of e-commerce enabled affiliate web sites, while maintaining a consistent, unified brand image for the organization as a whole.

     idiglobal.com offers QuickSite Builder through established third-party resellers, including direct sales organizations. ARRAY is marketed to businesses that consist of a central organization and affiliates. Affiliates can include distributors, dealers, brokers, agents, franchisees, members, suppliers, customers and independent service providers. idiglobal.com receives revenues from product sales, set-up fees, and hosting fees. In addition, idiglobal.com has contracted with telemarketing facilities that specialize in the small office/home office industry to market idiglobal.com's products to these customers via the Internet.

     idiglobal.com's market is relatively new, yet somewhat developed, but
constantly evolving.   idiglobal.com expects competition to continue to
increase significantly in the future. The principal competitive factors for idiglobal.com in the marketplace are price, functionality, ease of implementation of products and services, and the availability of additional services. Although numerous other self-replicating Web site development programs are now available, idiglobal.com believes that the current version of QuickSite Builder offers a user friendly and functional program.
idiglobal.com expects to capture significant market share and create a barrier to entry by focusing on rapid market penetration with products sold through reseller channels and segment-specific strategic partners.

     As of December 31, 2001, idiglobal.com had a total of 47 employees. Of these, 9 were involved in sales and marketing, 12 were involved in product development, 19 were involved in quality assurance and product support, and 7 were involved in professional services, finance, administrative and corporate functions.


                ITEM 2: DESCRIPTION OF PROPERTIES

As a result of our change in management, we have moved our principle offices to idiglobal.com's office. Its operations are headquartered in a new 12,685 square foot facility located in the Stratford Park business complex in Orem, Utah.

                    ITEM 3: LEGAL PROCEEDINGS

      We are not a party to any proceedings or threatened proceedings as of the date of this filing. However, upon completion of the merger of Internet Development and idiglobal.com, Internet Development will be subject to certain law suits brought against idiglobal.com. On December 1999, Gary Winterton, a former employee of idiglobal.com brought suit in the Fourth District Court for Utah County against idiglobal.com alleging he was not fully compensated under his employment contract because he was not given 12.5% of idiglobal.com's common stock and he alleged that idiglobal.com slandered him by informing other employees of his position with that company, and that his treatment by that company was unlawful under Utah's racketeering statute. This case is still in discovery stage. idiglobal.com's management believes that Mr. Winterton failed to perform under his employment contract and therefore it is not liable under the contract. In addition, idiglobal.com is involved in various disputes and legal claims arising in the normal course of its business.


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 10, 2001, we held a special meeting of shareholders, without solicitation of proxies, to approve a forward split of our common stock. A majority of the shares entitled to vote were present and approved the forward split. However, our Board of Directors determined that the forward split was not in our best interests and abandoned the forward split shortly thereafter.


                             PART II

              ITEM 5: MARKET PRICE FOR COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the NASD OTC Bulletin Board under the symbol "IDIB." Prior to January 25, 2002, our symbol was "BENN." We have had little market activity in our stock as of this filing. As of January 4, 2002, we had 82 stockholders of record with 8,339,300 shares restricted pursuant to Rule 144 and 3,160,700 unrestricted common shares. On July 14, 2000, our board of directors authorized a 2-for-1 forward split of our common stock increasing the issued and outstanding from 5,750,000 shares to 11,500,000 shares.

     We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

     We have no options or warrants outstanding; however, upon consummation of the merger with idiglobal.com we have agreed to assume idiglobal.com's obligations under stock option agreements that it previously granted. We estimate that those stock option agreements may require the issuance at some time in the future of 1,929,304 common shares.

     We cannot assure that a market will develop in our common stock or that a stockholder will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by us within the past three years without registration:

      On July 11, 2000, we issued 7,500,000 common shares into escrow in anticipation of a merger; however that merger was abandoned. We rely on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.


                    ITEM 6:  PLAN OF OPERATION

     We have no assets and have experienced losses from inception. For the fiscal year ended December 31, 2001, we had no cash on hand and total current liabilities of $30,000. The $30,000 note payable is owed to Mutual Ventures Corporation for professional and legal fees incurred during 1999 and which were paid on our behalf by Mutual Ventures.

     We intend to complete the merger of Internet Development and idiglobal.com within the next 90 days by transferring 7,500,000 shares of common stock to the shareholders of idiglobal.com. Upon consummation of the merger, Internet Development will assume the operations of idiglobal.com and its results of operations will be consolidated with our own. We anticipate that on a consolidated basis we will record revenues and will have sufficient working capital to fund current operations. However, we anticipate operations will expand into new channels within the next six months and we may require additional funding for this expansion.

    In the event that additional funding is required for our future growth, management anticipates that we may seek additional funding through future securities offerings which will be effected pursuant to applicable exemptions under federal and state laws. We will determine the purchasers and manner of issuance according to our financial needs and the available exemptions. We have no plans to make a public offering of our common stock at this time. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.


                   ITEM 7: FINANCIAL STATEMENTS

     Our audited financial statements for the years ended December 31, 2001 and 2000 follow. At the date of this filing, it is impracticable for IDI to provide the audited financial statements of idiglobal.com. Those audited financial statements shall be filed by a Current Report on Form 8-K no later than 60 days from the date of the filing of this report.

                       Bennion Corporation

                Consolidated Financial Statements

                    December 31, 2001 and 2000

                             CONTENTS


Independent Auditor's Report.............................................3

Consolidated Balance Sheets..............................................4

Consolidated Statements of Operations....................................5

Consolidated Statements of Stockholders' Equity..........................6

Consolidated Statements of Cash Flows....................................7

Notes to the Consolidated  Financial Statements..........................8

                      CHISHOLM & ASSOCIATES
                   Certified Public Accountants
A Professional                   P.O. Box 540216         Office (801)292-8756
Corporation               North Salt Lake, Utah 84054       Fax (801)292-8809

_____________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Bennion Corporation:

We have audited the accompanying consolidated balance sheets of Bennion Corporation (a development stage company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception January 30, 1986 through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bennion Corporation (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception January 30, 1986 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2002

                       Bennion Corporation
                  (A Development Stage Company)
                    Consolidated Balance Sheets


                              ASSETS


                                                         December 31
                                                        2001      2000
                                                  ------------- -------------
CURRENT ASSETS

Cash (Note 1)                                     $          -  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     30,000  $     30,000
                                                  ------------- -------------

  Total Liabilities                                     30,000        30,000
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 11,500,000 shares issued
  and outstanding                                       11,500        11,500

Additional Paid-in Capital                               5,500         5,500

Deficit Accumulated during the development stage       (47,000)      (47,000)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                 (30,000)      (30,000)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============










The accompanying notes are an integral part of these financial statements

                       Bennion Corporation
                  (A Development Stage Company)
               Consolidated Statement of Operations


                                                                 From
                                        For the Years Ended      Inception on
                                             December 31         January 30,
                                     --------------------------- 1986 to
                                         2001           2000     Dec. 31, 2001
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        47,000
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        47,000
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (47,000)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $          -
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING    11,500,000    23,666,667    31,937,173
                                     ============= ============= =============

















The accompanying notes are an integral part of these financial statements





                       Bennion Corporation
                  (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity
   From Inception on January 30, 1986 through December 31, 2001


                                                                                     Deficit
                                                                                     Accumulated
                                                                       Additional    During the
                                                    Common  Stock      Paid in       Development
                                                Shares        Amount   Capital       Stage
                                            ------------- ------------ ------------- -------------
Issuance of shares for marketing rights       34,000,000  $    34,000  $    (17,000) $          -

Net (loss) for the year ended
 December 31, 1986                                     -            -             -       (17,000)

Net (loss) for the year ended
 December 31, 1987                                     -            -             -             -

Net (loss) for the year ended
 December 31, 1988                                     -            -             -             -

Net (loss) for the year ended
 December 31, 1989                                     -            -             -             -

Net (loss) for the year ended
 December 31, 1990                                     -            -             -             -

Net (loss) for the year ended
 December 31, 1991                                     -            -             -             -

Net (loss) for the year ended
 December 31, 1992                                     -            -             -             -

Net (loss) for the year ended
  December 31, 1993                                    -            -             -             -
                                            ------------- ------------ ------------- -------------
Balance - December 31, 1993                   34,000,000       34,000       (17,000)      (17,000)

Net (loss) for the year ended
 December 31, 1994                                     -            -             -             -
                                            ------------- ------------ ------------- -------------
Balance - December 31, 1994                   34,000,000       34,000       (17,000)      (17,000)

Net (loss) for the year ended
 December 31, 1995                                     -            -             -             -
                                            ------------- ------------ ------------- -------------
Balance - December 31, 1995                   34,000,000       34,000       (17,000)      (17,000)

Net (loss) for the year ended
 December 31, 1996                                     -            -             -             -
                                            ------------- ------------ ------------- -------------
Balance - December 31, 1996                   34,000,000       34,000       (17,000)      (17,000)

Net (loss) for the year ended
 December 31, 1997                                     -            -             -             -
                                            ------------- ------------ ------------- -------------
Balance - December 31, 1997                   34,000,000       34,000       (17,000)      (17,000)

Shares issued in formation
 of Bennion Corporation                              100            -             -             -

Net (loss) for the year ended
 December 31, 1998                                     -            -             -             -
                                            ------------- ------------ ------------- -------------
Balance - December 31, 1998                   34,000,100       34,000       (17,000)      (17,000)

Cancellation of shares                              (100)           -             -             -
Net (loss) for the year ended
 December 31, 1999                                     -            -             -        30,000
                                            ------------- ------------ ------------- -------------
Balance - December 31, 1999                   34,000,000       34,000       (17,000)      (47,000)

Shares placed into escrow                      7,500,000        7,500        (7,500)            -

Cancellation of shares                       (30,000,000)     (30,000)       30,000             -

Net (loss) for the year ended
 December 31, 2000                                     -            -             -             -
                                            ------------- ------------ ------------- -------------
Balance - December 31, 2000                   11,500,000       11,500         5,500       (47,000)

Net (loss) for the year ended
 December 31, 2001                                     -            -             -             -
                                            ------------- ------------ ------------- -------------

Balance - December 31, 2001                   11,500,000  $    11,500  $      5,500  $    (47,000)
                                            ============= ============ ============= =============





 The accompanying notes are an integral part of these financial statements

                                    -6-

                       Bennion Corporation
                  (A Development Stage Company)
               Consolidated Statement of Cash Flows


                                                                 From
                                                                 Inception on
                                        For the Years Ended      January 30,
                                             December 31         1986 Through
                                     --------------------------- December 31,
                                         2001           2000     2001
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (47,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
  Increase  in Accounts Payable                 -             -        30,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Investing Activities                        -             -             -
                                     ------------- ------------- -------------

Cash Flows from Financing Activities

  Net Cash Provided (Used) by
   Financing Activities                         -             -             -
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents
 at End of Period                    $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:

 Stock issued for marketing rights   $          -  $          -  $     17,000

 Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -









The accompanying notes are an integral part of these financial statements

                       Bennion Corporation
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization & Consolidation Policy

         Bennion Corporation (the Company), a Nevada corporation, was
incorporated August 17, 1998.   On December 31, 1998 the Company merged with
Bennion Corporation, an Arkansas corporation. (Bennion-AR). The Company is the surviving corporation.

         Bennion-AR, formerly known as Hystar Aerospace Marketing Corporation of Arkansas, was incorporated January 30, 1986 to lease, sell, and market airships and the Burkett Mill, a waste milling device, which rights were acquire from VIP Worldnet, Inc. initially the only shareholder. The technology to further develop the airship and the mill by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity ceased. Bennion-AR has been inactive since that date.

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

                                     Income (loss)  Shares        Per Share
                                     (Numerator)    (Denominator) Amount
                                     -------------- ------------- -----------
For the year ended December 31, 2001:

Basic EPS
 Income (loss) to common
   stockholders                      $           -    11,500,000  $        -
                                     ============== ============= ===========

                       Bennion Corporation
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     c.   Earning (Loss) Per Share (continued)

                                     Income (loss)  Shares        Per Share
                                     (Numerator)    (Denominator) Amount
                                     -------------- ------------- -----------
For the year ended December 31, 2000:

  Basic EPS
   Income (loss) to common
    stockholders                     $           -    23,666,667  $        -
                                     ============== ============= ============
From inception on January 30, 1986
  to December 31, 2001:

  Basic EPS
   Income (loss) to common
    stockholders                     $     (47,000)   31,937,173  $        -
                                     ============== ============= ============


     d.   Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.   Provision for Income Taxes

          No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $47,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax asset and the valuation account is as follows as December 31, 2001 and 2000:

                                                    December 31,
                                                2001           2000
                                             ------------- -------------
Deferred tax asset:
     NOL carryforward                        $     16,000  $     16,000

     Valuation allowance                         ( 16,000)     ( 16,000)
                                             ------------- -------------

                                             $          -  $          -
                                             ============= =============

                       Bennion Corporation
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     f.  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 3 - Stockholders' Equity

         In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship and a waste milling device. The value of this issuance was $17,000.

         During 1998, the Company issued 100 shares of stock in the formation of Bennion Corporation (NV), and subsequently canceled these shares.

         On July 11, 2000, 7,500,000 shares of the Company's common stock were placed into escrow in anticipation of an acquisition. On July 12, 2000, in anticipation of the acquisition, 30,000,000 shares of the Company's common
stock were canceled at par value.   As of December 31, 2000, the negotiations
for the acquisition were terminated.

         On July 14, 2000, the Company authorized a 2 for 1 forward split of its common stock. The financial statements have been retroactively restated to reflect the forward split.

NOTE 4 - Related Party Transactions

         During the year ended December 31, 1999, the Company incurred $30,000 of professional fees payable to professionals affiliated with Mutual Ventures Corp. An officer of the Company is also an employee of Mutual Ventures Corp.

                       Bennion Corporation
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    December 31, 2001 and 2000



NOTE 5 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     We have not had a change in or disagreement with our principal independent accountant during the past two fiscal years.


                             PART III

            ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws provide for two directors to serve until the next shareholder annual meeting or until he or she is succeeded by another qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.
                                                            Director or
Name                  Age    Position Held                  Officer Since
----------           -----   -------------------            ----------------

Steven R. Comer       41     Director, President            January 16, 2002

Kevin R. Griffith     46     Director, CEO and
                             Secretary/Treasurer            January 16, 2002

     Kevin R. Griffith has served as Chief Executive Officer of Worldwide Financial Holdings, Inc. from December 2000 to December 2001. Since March 1999 he served as President and Director of Internet Development, Inc., a Utah corporation, which is the wholly owned subsidiary of idiglobal.com. From January 1998 to February 1999 he was Vice President of Teleperformance, USA. From September 1995 to October 1998 Mr. Griffith served as a Vice-President of Citizens Communications, a utility and technology company. He has over twenty years of experience in sales and marketing, finance and corporate management. Mr. Griffith received a bachelors in communications, magna cum laude, from Brigham Young University in 1979.

     Steven R. Comer served as Chief Executive Officer and Director of idiglobal.com since January 1996. He co-founded idiglobal.com in December of 1995. As CEO he has had complete executive responsibility for all operations, development, marketing, legal and financial aspects of idiglobal.com. He has nearly twenty years of experience in the small office/home office industry, working in senior management positions with several national business education and training companies. He studied electrical engineering at Brigham Young University.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2001, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


                 ITEM 10: EXECUTIVE COMPENSATION

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. No person acting in a capacity similar to a Chief Operating Officer received compensation during fiscal year 2001. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


        ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock by our management and any person or group which beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 13,429,304 shares which represent 11,500,000 shares of common stock outstanding as of January 4, 2002, and 1,929,394 shares which may be issued upon exercise of options within the next 60 days.

                    CERTAIN BENEFICIAL OWNERS

                                             Common Stock Beneficially Owned
                                             -------------------------------
Name and Address of                  Number of Shares
Beneficial Owners                    Common Stock        Percentage of Class
--------------------------           ------------------  -------------------
Brent Crabtree                         1,250,000 (1)           9.3%
429 South  60 West
Orem, Utah 84058

David Conley                             684,151 (1)           5.1%
4558 North 150 West
Provo, Utah 84604

Chris Flores                             684,151 (2)           5.1%
669 Deer Valley Road
Weatherford, Texas 96085

(1) Represents shares to be received upon completion of the merger.
(2) Represents shares to be received upon the exercise of options within the next 60 days.


                            MANAGEMENT

                                              Common Stock Beneficially Owned
                                              -------------------------------
Name and Address of                  Number of Shares
Beneficial Owners                    Common Stock         Percentage of Class
---------------------                ------------------  --------------------
Kevin R. Griffith                    3,000,000 (1)            22.3%
462 East 800 North
Orem, Utah 84097

Steven R. Comer                      1,750,000 (1)            13.0%
462 East 800 North
Orem, Utah 84097

All officers and directors
  as a group                         4,750,000 (1)            35.4%

(1) Represents shares to be received upon completion of the merger.

Changes in Control

     As provided in the merger agreement, our former Board of Directors, including M. Jeanne Ball and April L. Marino, appointed Steven R. Comer as our Director and President and appointed Kevin R. Griffith as our Director, CEO and Secretary/Treasurer on January 16, 2002. In addition, Messrs. Griffith and Comer will receive more than a 15% ownership interest in our issued and outstanding common stock.


     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 16, 2002, we entered into a merger agreement which provided:
     . Kevin R. Griffith be appointed as our Director, CEO and Secretary/Treasurer and he will become a more than 20% shareholder when he receives 3,000,000 common shares.
     . Steven R. Comer be appointed as our Director and President and also be appointed as a Director of Internet Development, our subsidiary. In addition, he will become a more than 10% shareholder when he receives 1,750,000 shares.
     . Brent Crabtree will become a more than 10% shareholder when he receives 1,250,000 shares.
     . David Conley will become a more than 5% shareholder when he receives 684,151 shares.
     . Chris Flores will receive the right to exercise options to purchase 684,151 shares.
     . We have agreed to negotiate a settlement of obligations idiglobal.com owes to Kevin R. Griffith and David Conley for approximately $800,000.


            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number   Description

2.1 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002
3.1              Articles of Incorporation, as amended
3.2              Restated bylaws of IDI Global, Inc.
21.1             Subsidiaries of IDI

Reports on Form 8/K

     On December 28, 2001, we filed a report on Form 8-K under Item 5 regarding shareholder approval of a forward split. On January 4, 2002, we filed an amended report disclosing the Board's abandonment of the forward split.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           1-29-02
Date: _________________________     IDI Global, Inc.


                                         /s/ Steven R. Comer
                                    By: _______________________________
                                        Steven R. Comer
                                        President and Director

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          1-29-02                         /s/ Kevin R. Griffith
Date: _________________________     By: _______________________________
                                        Kevin R. Griffith
                                        CEO, Secretary/Treasurer and Director