Form 10QSB
period 2002-03-31
IDI GLOBAL INC
filed 2002-05-15
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended: March 31, 2002


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

                        462 East 800 North
                         Orem, Utah 84097
             (Address of principal executive offices)

Issuer's telephone number, including area code: (801) 224-4444


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of May 1, 2002, the registrant had 11,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]__ No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1: Financial Statements...............................................3

Item 2: Management's Discussion and Analysis..............................10



                    PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds.........................16

Item 5: Other Information ................................................16

Item 6: Exhibits and Reports filed on Form 8-K ...........................17












                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                         IDIGLOBAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2002 and December 31, 2001

                  IDIGLOBAL, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                      March 31,  December 31,
                                                        2002        2001
                                                   ------------- ------------
                                                     (Unaudited)
CURRENT ASSETS

  Cash                                             $    106,776  $   204,664
  Restricted cash                                       843,452      841,606
  Accounts receivable                                   163,201       81,027
  Prepaid expenses                                       14,257            -
                                                   ------------- ------------

    Total Current Assets                              1,127,686    1,127,297
                                                   ------------- ------------

SOFTWARE AND EQUIPMENT, NET                             162,803      176,993

DEFERRED INCOME TAX ASSET                               178,353      195,943

OTHER ASSETS                                             71,016       72,436
                                                   ------------- ------------

    Total Assets                                   $  1,539,858  $ 1,572,669
                                                   ============= ============



The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY



                                                     March 31,   December 31,
                                                       2002          2001
                                                   ------------- ------------
                                                    (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                 $     99,110  $   121,022
  Accrued expenses                                      518,039      520,122
  Income taxes payable                                      100          100
  Reserve for refunds and chargebacks                   220,126      233,353
  Notes payable                                         898,918      968,125
                                                   ------------- ------------

    Total Current Liabilities                         1,736,293    1,842,722
                                                   ------------- ------------

DEFERRED INCOME TAX LIABILITY                            20,320       20,432
                                                   ------------- ------------

    Total Liabilities                                 1,756,613    1,863,154
                                                   ------------- ------------

STOCKHOLDERS' EQUITY

  Common stock, 50,000,000 shares authorized,
    $0.001 par value 14,192,500 and 11,500,000
    shares issued and outstanding, respectively          11,500        1,779
  Preferred stock, 8,000,000 shares authorized,
    $0.0001 par value, -0- shares issued and
    outstanding                                               -            -
  Additional paid-in capital                          1,017,867      977,619
  Accumulated deficit                                (1,246,122)  (1,269,883)
                                                   ------------- ------------

    Total Stockholders' Equity                         (216,755)    (290,485)
                                                   ------------- ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  1,539,858  $ 1,572,669
                                                   ============= ============




The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
                     Statements of Operations


                                                             For the
                                                      Three Months Ended
                                                            March 31,
                                                       2002          2001
                                                   ------------- ------------
                                                   (Unaudited)   (Unaudited)

REVENUES, NET                                      $  3,103,044  $ 3,970,318

COST OF SALES                                         2,109,729    2,846,051
                                                   ------------- ------------

PROFIT AFTER COMMISSIONS                                993,315    1,124,267

GENERAL AND ADMINISTRATIVE EXPENSES                     974,321      695,026
                                                   ------------- ------------

OPERATING INCOME (LOSS)                                  18,994      429,241

OTHER INCOME (EXPENSES)

  Interest income                                         1,943        1,862
  Interest expense                                      (21,866)     (22,539)
  Other income (expense)                                 42,167           25
                                                   ------------- ------------

    Total Other Income (Expenses)                        22,244      (20,652)
                                                   ------------- ------------

INCOME (LOSS) BEFORE INCOME TAXES                        41,238      408,589
                                                   ------------- ------------

INCOME TAX EXPENSE

  Federal and state income tax expense                      100          100
  Deferred income tax expense                            17,378      153,477
                                                   ------------- ------------

    Total Income Tax Expense                             17,478      153,577
                                                   ------------- ------------

NET INCOME (LOSS)                                  $     23,760  $   255,012
                                                   ============= ============

EARNINGS PER SHARE                                 $       0.00  $      0.02
                                                   ============= ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  11,078,868   11,043,908
                                                   ============= ============




The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
                     Statements of Cash Flows


                                                           For the
                                                      Three Months Ended
                                                            March 31,
                                                       2002          2001
                                                   ------------- ------------
                                                    (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                 $     23,760  $   255,012
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                         16,387       18,048
    Deferred income tax expense                          17,378      153,577
 Changes in operating assets and liabilities:
    Accounts receivable                                 (82,174)     (14,457)
    Prepaid expenses                                      1,420            -
    Other assets                                        (14,256)    (208,962)
    Accounts payable                                    (21,912)     (67,585)
    Accrued expense                                      (2,083)      94,557
    Reserve for refunds and chargebacks                 (13,227)      88,855
                                                   ------------- ------------

    Net Cash Provided (Used) by Operating Activities    (74,707)     319,045
                                                   ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of software and equipment                     (2,197)      (3,910)
                                                   ------------- ------------

    Net Cash Used by Investing Activities                (2,197)      (3,910)
                                                   ------------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of notes payable               142,000            -
  Principal payments on notes payable                  (161,138)     (48,282)
                                                   ------------- ------------

    Net Cash Provided by Financing Activities           (19,138)     (48,282)
                                                   ------------- ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (96,042)     266,853

BEGINNING CASH AND CASH EQUIVALENTS                   1,046,270      273,245
                                                   ------------- ------------

ENDING CASH AND CASH EQUIVALENTS                   $    950,228  $   540,098
                                                   ============= ============





The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               March 31, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2001 audited financial statement filed with Form 8-K during the first quarter. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -NOTES PAYABLE

Notes payable consist of the following at March 31, 2002:

                                                      March 31,  December 31,
                                                        2002        2001
                                                   ------------- ------------
                                                     (Unaudited)

Note payable to stockholders, 8% interest,
 past due, not collateralized                      $     75,250  $   102,193

Note payable to a former officer of the Company,
 8% interest, past due, not collateralized.                   -      300,932

Note payable to a corporation, 10% interest,
 due May 20, 2002, convertible at $2.50 per
 share, unsecured.                                       42,000            -

Note payable to a corporation, 10% interest,
 due June 30, 2002, convertible at $2.50 per
 share, unsecured.                                      100,000            -

Note payable to an individual, due monthly
 of $41,667 through July 2002.                          166,668            -

Note payable to an officer of the Company,
 12% interest, due March 31, 2002, not
 collateralized.                                        309,000      309,000
                                                   ------------- ------------

Balance Forward                                    $    692,918  $   712,125
                                                   ------------- ------------

                         IDIGLOBAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2002 and December 31, 2001


NOTE 2 - NOTES PAYABLE (Continued)


                                                     March 31,   December 31,
                                                       2002         2001
                                                   ------------- ------------
                                                    (Unaudited)

Balance Forward                                    $    692,918  $   712,125

Note payable to a corporation, 12% interest,
 due March 31, 2002, not collateralized.                206,000      206,000

Note payable to a corporation, 14% interest,
 past due, not collateralized.                                -       50,000
                                                   ------------- ------------

                                                   $    898,918  $   968,125
                                                   ============= ============

NOTE 3 - ACQUISITION/CONSOLIDATION POLICY

Effective January 15, 2001, Bennion Corporation (the Company) effected a forward triangular merger, wherein the Company merged with Internet Development Inc, and then issued 7,500,000 shares to the shareholders of IDIGlobal.Com, Inc. for all outstanding shares of IDIGlobal.Com, Inc. The Company then changed it's name to IDIGlobal, Inc. and IDIGlobal.Com, Inc. became a wholly-owned subsidiary of the Company. The acquisition was treated as a reverse acquisition with IDIGlobal.Com, Inc. being the accounting acquirer, therefore, all historical financial information prior to the acquisition date is that of IDIGlobal.Com, Inc. The consolidated financial statements include the books of IDIGlobal, Inc, IDIGlobal.Com, and Subsidiaries. All intercompany transactions and accounts are eliminated in the consolidation.

NOTE 4 - EQUITY TRANSACTIONS

On January 11, 2002, the Company purchased 3,654,971 shares from a shareholder for a $250,000 note payable. The shares were canceled after the redemption. The Company also received 3,960,029 shares from shareholders for no consideration for cancellation.

Also on January 11, 2002, an officer and director converted $300,000 in notes for 4,385,000 shares of common stock.

A reverse acquisition adjustment was also made to convert the IDIGlobal.Com, Inc. shares to the new IDIGlobal, Inc. shares.

                    FORWARD LOOKING STATEMENTS

     In this report references to "IDI," "we," "us," and "our" refer to IDI Global, Inc.

     This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within IDI's control. These factors include, but are not limited to, general economic conditions and economic conditions in the industries in which IDI may participate; competition within IDI's chosen industry, including competition from much larger competitors; technological advances and failure by IDI to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

     We are a holding company with one wholly-owned subsidiary, Internet Development, Inc. Internet Development designs, develops and markets user-friendly, Internet-based software applications and development tools on an integrated service platform for small business customers and customers that have large affiliate networks. We also provide applications to small business and home office businesses that require web and e-commerce tools to create a virtual presence on the Internet.

     Forward Triangular Merger   On January 16, 2002, IDI Global, Inc. and its
wholly owned subsidiary, Internet Development, Inc. entered into an agreement to complete a forward triangular merger with idiglobal.com, Inc., a Delaware corporation. Per the terms of the arm's-length agreement, Internet Development agreed to deliver approximately 7,500,000 shares of IDI Global common stock to idiglobal.com's seventeen shareholders in exchange for 100% of idiglobal.com's shares. The former idiglobal.com shareholders beneficially owned 65% of our outstanding common stock immediately following the acquisition. For accounting purposes, this transaction was valued at approximately $1.5 million and the acquisition was treated as a reverse acquisition with idiglobal.com being the accounting acquirer. Accordingly, idiglobal.com's results of operation will be consolidated with IDI Global's from the closing date and all historical information prior to the acquisition date is that of idiglobal.com.

Results of Operations

     The following discussions are based on our financial statements included with this report and comparisons are presented for the three month periods ended March 31, 2002 and 2001 and relate to the historical information of idiglobal.com.

     Revenues   Revenues include sales of software and other products and
training and consulting services. Net revenues decreased by $867,274, or 21.8%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The decrease in revenues was attributable to the loss of third-party referral sources during the first quarter of 2002. Revenues generated by these sources were recorded in the 2001 quarter.

     The loss of third-party referral sources is common in our business, but we continue to replace these sources and expect continued revenue growth in subsequent periods. Also, our revenues in the 2001 first quarter were significantly higher than our previous historical quarterly results. There is no quarter to quarter trending that takes into account the life cycle of any given referral source and, therefore, quarter to quarter comparisons do not accurately project our true revenue strength. Nor does it establish any meaningful trending for future quarters. Management expects new referral sources to increase revenues in the remaining months of the year.

     Cost of Sales   Cost of sales includes commissions for outsourced sales
and our in-house sales force, costs of merchant accounts, fulfillment, and
other third party products and services.   Cost of sales decreased by
$736,322, or 25.8%, for the 2002 first quarter compared to the 2001 first quarter. The decrease in the commissions was due to sales being made in-house and lowering the commissions paid to third-party referral sources. Cost of sales decreased from 71.7% of net revenues for the 2001 first quarter to 68.0% of net revenues for the 2002 first quarter. The decrease as a percentage of net revenues was primarily due to the change in our commission structure, which also accounts for the loss of third-party referral sources.

     Gross Profit   Gross profit decreased by $130,952, or 11.6%, for the 2002 first quarter compared to the 2001 first quarter. Our gross profit was impacted by the loss of third-party referral sources and the building up of the in-house sales floors. Primarily as a result of the changes in commissions paid to third-party referral sources, our gross profit margin increased from 28% in the 2001 first quarter to 32% in the 2002 first quarter.

     Selling, General and Administrative    Selling expenses consist of both
sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. General and administrative expenses include salaries and benefits, rental of office space, professional fees and
other general office expenses.    These expenses increased by $249,476, or
34.4%, for the 2002 first quarter compared to the 2001 first quarter. The increase in these expenses was primarily due to increased costs from building in-house sales floors, as well as marketing costs for lead generation. As a percentage of revenues, these expenses increased from 17.5% for the 2001 first quarter to 31.3% for the same period in 2002.

     Operating Income   Operating income decreased by $380,478, or 95.2%, for
the 2002 first quarter compared to the 2001 first quarter due to the changes in financial operations discussed above. As discussed above, this decrease is primarily the result of an exceptionally successful 2001 first quarter and loss of third-party referral sources in the 2002 first quarter. Operating margins decreased from 10% in the 2001 first quarter to 0.6% in the 2002 period. Earnings before interest, taxes, and other expense were $18,994 for the 2002 first quarter and $429,241 for the 2001 first quarter.

     Other Income (Expense)   Total other income for the 2002 first quarter
consisted of interest income in the amount of $1,943 and $42,167 as other miscellaneous income. This interest income reflected the interest paid by our bank for deposits held in sweep accounts during the year. We also accrued interest in the amount of $21,866 for loans from shareholders in the 2002 first quarter. For 2001 first quarter, we received interest in the amount of $1,862 and $25 of other miscellaneous income. We also accrued interest in the amount of $22,539 for loans from shareholders.

     Net Income   Net income decreased by $231,252, or 90.7%, for the 2002
first quarter compared to 2001 first quarter. The decrease in net income is due to the loss of third-party referral sources and expenses related to creating in-house sales floors and lead generation marketing costs. Our earnings per share of common stock was $0 for the 2002 first quarter compared to $0.02 for the 2001 first quarter.

Factors That May Affect Future Results

     IDI Global, Inc.'s business operates in a highly competitive market that involves a number of risks, some of which are beyond our control. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook and operations and financial condition.

     We must successfully implement our marketing and business strategy in order to generate sales. We intend to advertise to potential clients through a variety of distribution channels, such as infomercials, print and Internet media advertising, direct marketing campaigns, cold calling, and co-marketing arrangements with key industry partners. If these distribution channels prove more costly or less effective than anticipated, our growth and ability to generate revenues would be adversely affected.

     We will rely on certain key co-marketing alliances to generate clients,
end-users, and revenue.   We have entered into certain key co-marketing
arrangements with strategic partners in order to leverage off the industry and marketing expertise of such partners. We expect that revenues generated from the sale of our products and services through such strategic co-marketing arrangements will account for a significant portion of our revenues for the foreseeable future. Some of these arrangements may provide or allow co-marketing partners some exclusive rights to co-market our services in a particular industry, which might hinder us from directly contacting potential clients in such industry. There can be no assurance that such arrangements will be successful in generating meaningful revenue. Further, if a co-marketing relationship is terminated, we may be unable to replace that relationship with other alliances that have comparable customer bases and user demographics.

     We are dependent upon certain relationships with third parties, the loss
of which may be detrimental to our operations.   We are dependent upon certain
merchant and banking relationships as well as strategic relationships with third parties who provide payment gateways to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that instance, our customers may terminate their agreements with us and move their business to our competitors, which could have a significant effect on our revenues and earnings.

     Our sales may suffer if we lose certain outside referral sources.   We
currently derive a significant portion of our customer referrals from outside sources. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our business, financial condition and results of operations. During the first quarter ended March 31, 2002, our gross profit decreased as a result of losing third party referral services. Although we are in the process of limiting our reliance upon these outside sources for customer referrals, we anticipate that a majority of our referrals will be generated by these sources for the foreseeable future. We have no assurance that referrals from these outside sources will continue to reach or exceed historical levels in the future.

     There are low barriers to entry in our market, which could result in increased competition in the future. The market for Internet-based services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet products and services at a relatively low cost within relatively short time periods. As most market areas in which we operate continue to grow, we are experiencing increased competition, and we expect this trend to continue. Under our current competitive strategy, we endeavor to remain competitive by growing existing businesses, developing new businesses internally, selectively acquiring businesses, increasing efficiency, improving access to new markets, and reducing costs. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is difficult for us to anticipate which companies are likely to offer competitive products and services in the future.

     We cannot accurately predict our future revenues. There can be no assurance that we will be able to achieve or maintain profitability, or generate revenues from operations in the future. We anticipate that hosting, licensing and software development revenues will constitute a significant portion of our revenues for the foreseeable future. We believe that our success will depend upon our ability to generate and retain new merchant subscribers, which cannot be assured and, in many circumstances, will be beyond our control. Our ability to generate new customers will depend on a variety of factors, including:
     o our sales and marketing efforts as well as the co-marketing efforts of our strategic partners;
     o    the reliability and cost-effectiveness of our services;
     o    the level and growth of use of the Internet; and

     o    customer service and support.

     We expect our operating results to fluctuate, which makes it difficult to predict future performance. We expect a portion of our revenue stream to come from set-up and other fees charged to new customers, which will fluctuate in amount. Sign-up for Internet e-commerce and web hosting services tend to be cyclical in nature. In addition, we could potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:
     o    demand for and market acceptance of new Internet services;
     o the introduction or enhancement of Internet services or access by us and/or our competitors;
     o    capacity utilization;
     o    technical difficulties, system downtime, or Internet brownouts;
     o    fluctuations in data communications and telecommunications costs;
     o    subscriber retention;
     o    the timing and magnitude of capital expenditures and requirements;
     o costs relating to the expansion or upgrading of operations, facilities, and infrastructure;
     o    changes in our pricing policies and those of our competitors;
     o    changes in regulatory laws and policies; and
     o general economic conditions, particularly those related to the Internet industry.
Period-to-period comparisons of operating results is not necessarily meaningful and should not be relied upon as an indicator of future performance. In addition, a relatively large portion of our expenses will be fixed in the short-term, particularly with respect to data communications and telecommunications costs, depreciation, real estate and personnel. Therefore, our future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

     Our business strategies and financial projections are based on various factors and assumptions, which may prove to be incorrect. The information about our business has been prepared by us and is based on a number of variables, hypotheticals and assumptions about various matters, including the following:
     o General Internet industry information from third-party sources, including information respecting level of usage, continued growth, security protocol development, and other matters;
     o Expectations of management regarding managerial and financial resources available to us;
     o    Anticipated results of advertising and marketing activities;
     o    Estimates of market size and characteristics;
     o    Competitive conditions;
     o    Future capital requirements; and
     o    Rates of growth.
Such information is based on present circumstances, third party data believed reliable, but not fully verified or verifiable by management, our estimates, and on events that have not occurred, which may not occur, or which may occur with different sequences and consequences from those now assumed or anticipated. All such information, estimates, and projections must be considered in light of the emerging nature of the Internet industry and the uniqueness of our business plan and strategy. If investors were to consult with their own advisors or other industry experts, it should be expected that their views may differ from those set forth herein. No assurance can be given that all material assumptions have been considered. No representation or warranty of any kind is made by us, and none should be inferred, respecting the future accuracy or completeness of such forward-looking material.

     We are subject to risks associated with research and development of new
products.   In order to remain competitive and continue to increase our revenues, we must update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues and customers if the new products and services do not perform as intended or are not acceptable in the marketplace. The electronic commerce, web hosting and merchant processing markets in which we compete are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may be required to engage in a number of research and development projects, which carries the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In our core Internet-based services, these risks are even more acute.
     Our market experiences rapid technological change. Any delay in the delivery of new products or services could render them less desirable by our customers, or possibly even obsolete. In addition, the products and services we deliver to the small business market are designed to process critical transactions including key reports and other information associated with those transactions, all at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not timely delivered to our customers, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

     We are dependent upon merchant relationships which we may lose at
anytime.   Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover such charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.
     From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along all such increased fees to our merchant customers in the future, we would have to absorb a portion of such increases thereby increasing our operating costs and reducing our profit margin.

     We may become subject to government regulation and legal uncertainties that could substantially impair our growth or expose us to unanticipated
liabilities.   The adoption and interpretation of any future or currently existing regulations might have a negative impact on our business. The Internet industry is relatively new. The applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, content, copyrights, pricing of products and services, taxation, advertising, intellectual property rights, information security, distribution and characteristics and quality of products and services. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations.
     The growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations, possibly including the taxation of Internet services and transactions, may decrease the growth of use of the Internet or other online services generally and could decrease the acceptance of the Internet as a communications and commercial medium, which could, in turn, decrease the demand for our products and services and/or increase our cost of doing business, or otherwise have an adverse effect on our business, prospects, financial condition and results of operations.

     Future acquisitions may be unsuccessful, result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations, or strain or divert our resources from more
profitable operations.   We may acquire complementary businesses or
technologies. Any such acquisition transaction may be expensive, time-consuming, and complicated. Acquisitions involve a number of special risks, including failure of management to integrate the acquired business into ourselves, failure to retain key personnel of the acquired business, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition, and results of operations. Also, even if we can identify suitable parties, we may not be able to obtain the financing necessary to complete any such transaction or consummate these transactions on terms that we find favorable.

     We may be unable to raise necessary funds through future equity or debt
financings.   We anticipate that we will need to raise additional funds
through additional equity and/or debt financings to meet our capital requirements. We may need to raise additional funds if we have underestimated our capital needs or if we incur unexpected expenses. There can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all. Further, our lack of tangible assets to pledge could prevent us from establishing debt-based sources of financing. The inability to raise all needed funding in potential offerings would adversely affect our ability to successfully implement the objectives of our business plan. There can be no assurance that we will be able to obtain additional debt or equity financing to meet our current or future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect our business and results of operations.

     We Cannot Assure You That an Active Market Will Develop for Our Common Stock. Currently, we do have a public market for our common stock, the Over-the-Counter Bulletin Board (the "OTCBB"). However, historically, there has been only limited trading in our common stock on the OTCBB, and there can be no assurance that active trading in our common stock will develop or be sustained in the future. If active trading for our common stock were to develop, the stock might trade at prices that may be significantly affected by various factors such as economic forecasts, financial market conditions, reorganizations, acquisitions and quarterly variations in our results of operations.

     We Will Not Pay Dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We are a holding company, and our ability to pay dividends is dependent upon the receipt of dividends from our direct and indirect subsidiaries.

Liquidity and Capital Resources

     In March 2002 we completed our acquisition of idiglobal.com and became a revenue generating company on a consolidated basis. While on a consolidated basis we have recorded net income for the 2001 year, changes in our sales strategy related to development of in-house sales floors and changes in our commission structure reduced our net income for the first quarter 2002. Management intends to improve revenues and expand our business through targeted mergers and acquisitions and the continued develop of our sales and marketing force.

     At March 31, 2002, we had $106,776 cash and cash equivalents compared to $204,664 as of December 31, 2001. Total current assets at March 31, 2002, were $1,127,686 compared to $1,127,297 at the 2001 year end. Total current liabilities were $1,736,293 at March 31, 2002, compared to $1,842,722 at the 2001 year end. Our accumulated deficit totaled $1,246,122 at the end of the 2002 first quarter compared to $1,269,883 at the 2001 year end.

     Net cash used in operating activities for the 2002 first quarter was $74,707 compared to net cash provided by operating activities of $319,045 for the comparable 2001 quarter. Net cash used by investing activities was $2,197 for the 2002 first quarter compared to $3,910 for the 2001 first quarter and related to purchase of software and equipment. Net cash used by financing activities was $19,138 for the 2002 first quarter compared to $48,282 for the 2001 first quarter and was primarily the result of principal payments on notes payable.

     Our principle commitments consist of operating leases for office space in various locations in Orem, Utah, Salt Lake City, Utah, and Dallas, Texas, and equipment leases. As of December 31, 2001, our future lease payments on leases were $713,898 through 2005. Future annual equipment lease payments were $32,963 through 2004. Notes payable of $898,918 and accrued expenses of $518,039 represent 81.6% of our current total liabilities.

     While we are able to fund our operations by revenues and loans for the short term, we anticipate future acquisitions will increase revenues to fund operations and our growth over time. We have taken steps to reduce our monthly burn rate and to become cash flow positive, but we believe we may need an additional $1 million to $3 million in 2002 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

     We cannot predict the manner in which we may complete future acquisitions and management will determine the method used based upon our review and our relative negotiating strength. Possible methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We likely will acquire a business opportunity through the issuance of common stock or other securities. We expect to issue private placements of stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.


                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us without registration during the first quarter 2002 through a recent date:

     On January 16, 2002, we agreed to issue 7,500,000 shares of our common stock, valued at approximately $1.5 million, to idiglobal.com's seventeen shareholders in exchange for 100% of idiglobal.com's shares. We relied upon an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act. In connection with this issuance of our securities, we believe that each purchaser was aware that the securities had not been registered under federal securities laws; acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and was aware that the certificate representing the securities would bear a legend restricting their transfer.

ITEM 5: OTHER INFORMATION

     Merger   On March 14, 2002, Internet Development, Inc. consummated its merger with idiglobal.com, Inc. As a result of the forward triangular merger, Internet Development assumed the operations of idiglobal.com and IDI Global, Inc. became a revenue generating company on a consolidated basis.

     Acquisition   Internet Development is in the process of completing an
acquisition of a sales and marketing operation located in Salt Lake City, Utah. We had outsourced most of our sales operations in previous years and management anticipates that this acquisition will improve our profit margins by bringing sales in-house. Management anticipates that this transaction will be formalized within the next 30 days.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit          Description

2.1 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed January 31, 2002)

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)

3.2 Restated bylaws of IDI Global, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)

10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (To be filed by amendment)

10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated January 15, 2002 (To be filed by amendment)

21.1 Subsidiaries of IDI (Incorporated by reference to exhibit 21.1 for Form 10-KSB, filed January 31, 2002)

(b)  Reports on Form 8-K.

     On April 2, 2002 we filed a current report on Form 8-K under Items 5 & 7 regarding our subsidiary's acquisition of idiglobal.com, Inc. The audited financial statements for idiglobal.com, Inc. for the years ended December 31, 2001 and 2000 were filed along with unaudited pro forma financial statements for the period ended December 31, 2001.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IDI Global, Inc.




Date: 5/15/02                  By: /S/ Steven R. Comer
                                   _________________________________________
                                   Steven R. Comer
                                   President and Director




                                   /s/ Kevin R. Griffith
Date: 5/15/02                  By: __________________________________________
                                   Kevin R. Griffith
                                   CEO, Secretary/Treasurer and Director