Form 10QSB/A
period 2002-03-31
IDI GLOBAL INC
filed 2002-05-22
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1


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

               462 East 800 North, Orem, Utah 84097
             (Address of principal executive offices)

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 5: OTHER INFORMATION

     Merger - On March 14, 2002, Internet Development, Inc. consummated its merger with idiglobal.com, Inc. As a result of the forward triangular merger, Internet Development assumed the operations of idiglobal.com and IDI Global, Inc. became a revenue generating company on a consolidated basis.

     Acquisition - Internet Development is in the process of completing an acquisition of a sales and marketing operation located in Salt Lake City, Utah. We had outsourced most of our sales operations in previous years and management anticipates that this acquisition will improve our profit margins by bringing sales in-house. Management anticipates that this transaction will be formalized within the next 30 days.

     Material Contracts - As a result of the completion of the acquisition of the operations of idiglobal.com, we are required to file certain material contracts related to our business. These exhibits are listed in Part II, Item 6, below, and a description follows:

     Our operations are headquartered in a new 12,685 square foot facility located in the Stratford Park business complex in Orem, Utah. On July 7, 2002, Internet Development, Incorporated, a wholly-owned subsidiary of idiglobal.com entered into a lease agreement with Stratford Park, L.C. related to our principal offices in Orem, Utah. The lease provides for a five year term, which commenced on September 1, 2000 and expires on August 30, 2005 and requires a monthly rent of approximately $14,635. The lease may be terminated by the landlord in the case of damage or destruction of the property by fire, subject to listed conditions in the lease, with written notice within 30 days of the casualty. The lease also may be terminated by the landlord if we fail to pay rent, make a material false statement in connection with the negotiation of the lease, abandon or vacate the property, fail to abide by the terms and covenants of the lease, or if we declare bankruptcy.

     On April 16, 2001, idiglobal.com granted a secured convertible promissory note to Kevin R. Griffith. idiglobal.com assumed the obligation to repay $300,000 provided to Worldwide Financial Holdings, Inc. by Mr.Griffith in anticipation of a merger with idiglobal.com. Worldwide Financial Holdings, Inc. loaned the $300,000 to idiglobal.com as part of an expected merger and when the parties agreed to terminate the merger, idiglobal.com agreed to assume this obligation. The promissory note carries 12% interest and, in addition to the principle and interest, Mr.Griffith will also receive a loan origination fee of $9,000. The note is payable in full on the earlier of: (i) July 1, 2002; (ii) default; (iii) closing of the sale of securities pursuant to a registration statement filed by idiglobal.com; or (iv) five days after the breach of the agreement by idiglobal.com. Late fees of 5% may be due if the note is paid late. As provided by an amendment to the original note, the conversion right is waived unless the note is not paid in full by July 1, 2002 and parties may mutually agree to extend the due date. The note provides for a conversion price of $0.20 per share. If the note is converted into common stock, then the holder has the right to have those shares registered under a registration statement filed under the Securities Act of 1933.

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

3.2 Restated bylaws of IDI Global, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)

10.1 Lease Agreement between Internet Development, Incorporated and Stratford Park, L.C., dated July 7, 2000

10.2      Secured Convertible Promissory Note between idiglobal.com and Kevin
          R. Griffith, dated April 16, 2001

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

                                      IDI Global, Inc.


        May 20, 2002                   /s/ Steven R. Comer
Date: ________________________     By:_________________________________
                                      Steven R. Comer
                                      President and Director




        May 20, 2002                   /s/ Kevin R. Griffith
Date: ________________________     By:_________________________________
                                      Kevin R. Griffith
                                      Secretary/Treasurer, CEO and Director