Form 10QSB
period 2002-06-30
IDI GLOBAL INC
filed 2002-08-15
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended June 30, 2002


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

As of August 5, 2002, the registrant had 11,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1: Financial Statements...............................................3

Item 2: Management's Discussion and Analysis..............................11


                    PART II: OTHER INFORMATION

Item 1: Legal Proceedings.................................................18

Item 2: Changes in Securities and Use of Proceeds.........................18

Item 5: Other Information ................................................19

Item 6: Exhibits and Reports filed on Form 8-K ...........................19












                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


     The following financial information depicting our statements of operations for the three and six month periods ended June 30, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                         IDIGLOBAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               June 30, 2002 and December 31, 2001

                  IDIGLOBAL, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                  June 30,    December 31,
                                                    2002           2001
                                                ------------- -------------
                                                (Unaudited)
CURRENT ASSETS

 Cash                                           $    267,622  $    204,664
 Restricted cash                                     895,030       841,606
 Accounts receivable                                 202,106        81,027
 Prepaid expenses                                     11,876             -
                                                ------------- -------------

  Total Current Assets                             1,376,634     1,127,297
                                                ------------- -------------

SOFTWARE AND EQUIPMENT, NET                          172,871       176,993

DEFERRED INCOME TAX ASSET                            158,997       195,943

OTHER ASSETS                                          23,213        72,436
                                                ------------- -------------

  Total Assets                                  $  1,731,715  $  1,572,669
                                                ============= =============



The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30,     December 31,
                                                    2002          2001
                                                ------------- -------------
                                                (Unaudited)
CURRENT LIABILITIES

 Accounts payable                              $      88,511  $    121,022
 Accrued expenses                                    565,763       520,122
 Income taxes payable                                    100           100
 Reserve for refunds and chargebacks                 118,616       233,353
 Notes payable                                     1,122,053       968,125
                                                ------------- -------------

  Total Current Liabilities                        1,895,043     1,842,722
                                                ------------- -------------

DEFERRED INCOME TAX LIABILITY                         20,320        20,432
                                                ------------- -------------

  Total Liabilities                                1,915,363     1,863,154
                                                ------------- -------------

STOCKHOLDERS' EQUITY

 Common stock, 50,000,000 shares authorized,
  $0.001 par value 14,192,500 and 11,500,000
  shares issued and outstanding, respectively         11,500         1,779
 Preferred stock, 8,000,000 shares authorized,
  $0.0001 par value, -0- shares issued
  and outstanding                                          -             -
 Additional paid-in capital                        1,017,867       977,619
 Accumulated deficit                              (1,213,015)   (1,269,883)
                                                ------------- -------------

  Total Stockholders' Equity                        (183,648)     (290,485)
                                                ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,731,715  $  1,572,669
                                                ============= =============


The accompanying notes are an integral part of these financial statement.
                                3

                       IDIGLOBAL, INC. AND SUBSIDIARY
                          Statements of Operations


                                                       For the                    For the
                                                  Three Months Ended          Six Months Ended
                                                       June 30,                    June 30,
                                                2002           2001          2002         2001
                                             ------------- ------------- ------------- -------------
                                              (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
REVENUES, NET                                $  3,512,814  $  3,157,148  $  6,615,858  $  7,127,466

COST OF SALES                                   2,422,991     2,423,163     4,618,886     5,269,214
                                             ------------- ------------- ------------- -------------

GROSS PROFIT                                    1,089,823       733,985     1,996,972     1,858,252

GENERAL AND ADMINISTRATIVE EXPENSES             1,048,174       776,423     1,936,329     1,471,449
                                             ------------- ------------- ------------- -------------

OPERATING INCOME (LOSS)                            41,649       (42,438)       60,643       386,803

OTHER INCOME (EXPENSES)

  Interest income                                   1,839         4,736         3,782         6,598
  Interest expense                                 (2,722)      (29,586)      (24,588)      (52,125)
  Other income (expense)                           11,797           130        53,964           155
                                             ------------- ------------- ------------- -------------

    Total Other Income (Expenses)                  10,914       (24,720)       33,158       (45,372)
                                             ------------- ------------- ------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES                  52,563       (67,158)       93,801       341,428
                                             ------------- ------------- ------------- -------------
INCOME TAX EXPENSE

  Federal and state income tax expense                  -             -           100           100
  Deferred income tax expense                      19,456       (24,511)       36,834       128,966
                                             ------------- ------------- ------------- -------------

    Total Income Tax Expense                       19,456       (24,511)       36,934       129,066
                                             ------------- ------------- ------------- -------------

NET INCOME (LOSS)                            $     33,107  $    (42,647) $     56,868  $    212,362
                                             ============= === ========== ============= ============

EARNINGS PER SHARE                           $       0.00  $      (0.00) $       0.01  $       0.02
                                             ============= ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING            11,500,000    11,043,908    11,289,434    11,043,908
                                             ============= ============= ============= =============



 The accompanying notes are an integral part of these financial statements.
                                     4

<TABLE


                       IDIGLOBAL, INC. AND SUBSIDIARY
                          Statements of Cash Flows


                                                                                For the
                                                                            Six Months Ended
                                                                                 June 30,
                                                                            2002          2001
                                                                       -------------- --------------
                                                                         (Unaudited)   (Unaudited)
<s>                                                                    <c>            <c.
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                                     $      56,868  $     212,362
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                                              33,652         36,096
    Deferred income tax expense                                               36,834        128,966
 Changes in operating assets and liabilities:
    Accounts receivable                                                     (121,079)       (62,231)
    Prepaid expenses                                                         (10,488)       (25,000)
    Other assets                                                              (2,197)        (1,987)
    Accounts payable                                                         (32,511)       (74,164)
    Accrued expense                                                           45,641         90,963
    Reserve for refunds and chargebacks                                     (114,737)       103,597
                                                                       -------------- --------------

       Net Cash Provided (Used) by Operating Activities                     (108,017)       408,602
                                                                       -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of software and equipment                                         (29,529)       (17,051)
                                                                       -------------- --------------

       Net Cash Used by Investing Activities                                 (29,529)       (17,051)
                                                                       -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of notes payable                                    434,000        300,000
  Principal payments on notes payable                                       (230,928)       (73,868)
                                                                       -------------- --------------

       Net Cash (Used)/Provided by Financing Activities                      203,928        226,132
                                                                       -------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          66,382        617,683

BEGINNING CASH AND CASH EQUIVALENTS                                        1,046,270        273,245
                                                                       -------------- --------------

ENDING CASH AND CASH EQUIVALENTS                                       $   1,112,652  $     890,928
                                                                       ============== ==============

 The accompanying notes are an integral part of these financial statements.
                                     5


                  IDIGLOBAL, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
               June 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

 The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2001 audited financial statement filed with Form 8-K during the first quarter. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - NOTES PAYABLE

 Notes payable consist of the following at June 30, 2002:



                                                   June 30,    December 31,
                                                       2002         2001
                                                  ------------- -------------
                                                    (Unaudited)

 Note payable to stockholders, 8% interest,
  past due, not collateralized                    $     48,053  $    102,193

 Note payable to a former officer of the Company,
  8% interest, past due, not collateralized.                 -       300,932

 Note payable to a corporation, 10% interest,
  due May 20, 2002, convertible at $2.50 per
  share, unsecured.                                     42,000             -

 Note payable to a corporation, 10% interest,
  due June 30, 2002, convertible at $2.50 per
  share, unsecured.                                    100,000             -

 Note payable to a corporation, 10% interest,
  due August 20, 2002, convertible at $2.50
  per share, unsecured.                                 42,000             -

 Note payable to a corporation, 10% interest,
  due July 31, 2002, convertible at $2.50 per
  share, unsecured.                                    250,000             -

 Balance Forward                                  $    482,053   $   403,125
                                                  ------------- -------------

                         IDIGLOBAL, INC.
          Notes to the Consolidated Financial Statements
               June 30, 2002 and December 31, 2001


NOTE 2 - NOTES PAYABLE (Continued)
                                                    June 30,    December 31,
                                                      2002           2001
                                                  ------------- -------------
                                                   (Unaudited)


 Balance Forward                                  $    482,053  $    403,125

 Note payable to an individual, due monthly
  of $41,667 through July 2002.                        125,000             -

 Note payable to an officer of the Company,
  12% interest, due October 1, 2002, not
  collateralized.                                      309,000       309,000

 Note payable to an individual, 12% interest,
  due July 1, 2002, not collateralized.                206,000       206,000

 Note payable to a corporation, 14% interest,
   not collateralized.                                       -        50,000
                                                  ------------- -------------
                                                  $  1,122,053  $    968,125
                                                  ============= =============
NOTE 3 - ACQUISITION / CONSOLIDATION POLICY

On January 16, 2002, IDIGlobal, Inc. and its wholly owned subsidiary, Internet Development, Inc. entered into an agreement to complete a forward trianular merger with idiglobal.com, Inc., a Delaware corporation. Per the terms of the agreement, Internet Development agreed to deliver 7,500,000 shares of IDI Global, Inc. common stock to idiglobal.com's shareholders in exchange for 100% of idiglobal.com's shares. The merger was treated as a reverse merger with idiglobal.Com, Inc. being the accounting acquirer, therefore, all historical financial information prior to the acquisition date is that of idiglobal.Com, Inc. The consolidated financial statements include the books of IDIGlobal, Inc, Internet Develpment, Inc. and idiglobal.Com. All inter-company transactions and accounts are eliminated in the consolidation.

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

During the quarter ended June 30, 2002, the Company issued 485,000 stock options pursuant to the Company's employee stock option plan. No compensation was recognized as the Company follows the guidance of APB 25.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On April 01, 2002, IDI Global, Inc. entered into an employment agreement with Kevin Griffith, our CEO, Secretary/Treasurer and Director. Per the terms of the agreement, Mr. Griffith receives a signing bonus of $35,000and an annual salary of $150,000 paid semi-monthly. He is eligible to earn commissions, incentive bonuses and stock options. Commissions of $4,000 per month are tied to company performance, but he is guaranteed at least $2,000 in commissions and the remainder may be granted at the discretion of the Board of Directors. An incentive bonus of $27,000, payable in either stock or cash, may be paid to him upon meeting objectives and criteria established by the Board and stock options will be granted to him under the 2002 Stock Option Plan. The agreement also provides for vacation time and paid sick days. Mr. Griffith is an "at will" employee and if the company terminates the employment, he is entitled to his full compensation for a period of four months. If he terminates his employment he will not receive any form of severance compensation.

NOTE 6 - RELATED PARTY TRANSACTIONS

On April 16, 2001, idiglobal.com granted a secured convertible promissory note to Kevin R. Griffith, our officer and director. idiglobal.com assumed the obligation to repay $300,000 provided to Worldwide Financial Holdings, Inc. by Mr.Griffith in anticipation of a merger with idiglobal.com. Worldwide Financial Holdings, Inc. loaned the $300,000 to idiglobal.com as part of the expected merger and when the parties agreed to terminate the merger, idiglobal.com agreed to assume this obligation. The promissory note carries 12% interest and, in addition to the principle and interest, Mr.Griffith will also receive a loan origination fee of $9,000. The note is payable in full on the earlier of: (i) July 1, 2002; (ii) default; (iii) closing of the sale of securities pursuant to a registration statement filed by Internet Development; or (iv) five days after the breach of the agreement by Internet Development. Late fees of 5% may be due if the note is paid late. The note may be converted into Internet Development's common stock at $0.20 per share and such shares have "piggy back" registration rights.

                    FORWARD LOOKING STATEMENTS

      In this report references to "IDI," "we," "us," and "our" refer to IDI Global, Inc.

      This report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within IDI's control. These factors include, but are not limited to, general economic conditions and economic conditions in the industries in which IDI may participate; competition within IDI's chosen industry, including competition from much larger competitors; technological advances and failure by IDI to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

      We are a holding company with one wholly-owned subsidiary, Internet Development, Inc. Internet Development designs, develops and markets user-friendly, Internet-based software applications and development tools on an integrated service platform for small business customers and customers that have large affiliate networks. We also provide Internet-based applications to small business and home office businesses that require web and e-commerce tools to create a virtual presence on the Internet.

      Forward Triangular Merger - On January 16, 2002, IDI Global, Inc. and its wholly owned subsidiary, Internet Development, Inc., entered into an agreement to complete a forward triangular merger with idiglobal.com, Inc., a Delaware corporation. Per the terms of the arm's-length agreement, Internet Development delivered approximately 7,500,000 shares of IDI Global common stock to idiglobal.com's seventeen shareholders in exchange for 100% of idiglobal.com's shares. The former idiglobal.com shareholders beneficially owned 65% of our outstanding common stock immediately following the acquisition. For accounting purposes, this transaction was valued at approximately $1.5 million and the acquisition was treated as a reverse acquisition with idiglobal.com being the accounting acquirer. Accordingly, idiglobal.com's results of operation are consolidated with IDI Global's from the closing date and all historical information prior to the acquisition date is that of idiglobal.com.

Results of Operations

      The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three and six month periods ended June 30, 2002 and 2001. The 2001 periods depict historical information of idiglobal.com.

      Revenues - Revenues include sales of web software and other products, and training and consulting services. Net revenues decreased by $511,608, or 7.2%, for the six month period ended June 30, 2002, compared to the six month period ended June 30, 2001. Net revenues for the 2002 second quarter increased $355,666, or 11.3% compared to the 2001 second quarter. The decrease in revenues for the six month period ended June 30, 2002, was attributable to the loss of third-party referral sources during the first quarter of 2002. These third-party referral sources generated significant revenues in the 2001 first quarter. There is no quarter to quarter trending that takes into account the life cycles of any given referral source and, therefore, quarter to quarter comparisons do not accurately project our true revenue strength. Nor does it establish any meaningful trending for future quarters. Management expects new referral sources to increase revenues in the remaining months of the year.

      Cost of Sales - Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. Cost of sales decreased by $650,328 or 12.3%, for the 2002 six month period compared to the 2001 six month period. These costs also decreased by

$172, or 0.0%, for the 2002 second quarter compared to the 2001 second quarter. The decrease in the commissions was due to sales being made in-house and lowering the commissions paid to third-party referral sources. Cost of sales decreased from 73.9% of net revenues for the 2001 six month period to 69.8% of net revenues for the 2002 six month period. These costs decreased to
69.8 % for the 2002 second quarter compared to 73.9% of net revenues for the 2001 second quarter. The decrease as a percentage of net revenues was primarily due to the change in our commission structure, which also accounts for the loss of third-party referral sources.

      Gross Profit - Gross profit increased by $138,720, or 7.5%, for the 2002 six month period compared to the 2001 comparable period, and increased by $355,838, or 48.5%, for the 2002 second quarter compared to the 2001 second quarter. As a percentage of revenues, gross profit increased from 26.1% for the 2001 six month period to 30.2% for the same period in 2002, and increased from 26.0% for the 2001 second quarter to 31.0% for the same period in 2002.

      Selling, General and Administrative - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. General and administrative expenses include salaries and benefits, rental of office space, professional fees and
other general office expenses.    These expenses increased by $464,880, or
31.6%, for the 2002 six month period compared to the 2001 six month period and increased by $271,151, or 35.0%, for the 2002 second quarter compared to the 2001 second quarter. The increase in these expenses was primarily due to increased costs from building in-house sales floors, as well as marketing costs for lead generation. As a percentage of revenues, these expenses increased from 20.6% for the 2001 six month period to 29.3% for the 2002 six month period, and increased from 27.4% for the 2001 second quarter to 29.8% for the same period in 2002.

      Operating Income - Operating income decreased by $326,160, or 84.3%, for the 2002 six month period compared to the 2001 six month period, and we recorded an operating income of $41,649 in the 2002 second quarter compared to a $42,438 operating loss for the 2001 second quarter. As discussed above, the 2002 six month period decrease was primarily the result of an exceptionally successful 2001 first quarter and loss of third-party referral sources in the 2002 first quarter. Operating margins decreased from 5.4% in the 2001 six month period to 0.9% in the 2002 six month period, and decreased from a negative 1.3% in the 2001 second quarter to a positive 1.2% in the 2002 second quarter. Earnings before interest, taxes, and other expense were $60,643 for the 2002 six month period and $386,803 for the 2001 six month period.
Earnings before interest, taxes, and other expense were a positive $41,649 for the 2002 second quarter and a negative $42,438 for the 2001 second quarter.

      Other Income (Expense) - Total other income of $33,158 for the 2002 six month period consisted primarily of interest income primarily related to interest paid by our bank for deposits held in sweep accounts during the year. We recorded total other expense of $45,372 for the 2001 six month period, which was primarily the result of accrued interest for loans from shareholders. For the 2002 second quarter we posted a positive $10,914 total other income compared to a total other expense of a negative $24,720 for the 2001 second quarter.

      Net Income - Net income decreased by $155,494, or 73.2%, for the 2002 six month period compared to 2001 six month period. We recorded net income of $33,107 for the 2002 second quarter compared to a net loss of $42,647 for the 2001 second quarter. Our earnings per share of common stock was $0.01 for the 2002 six month period compared to $0.02 for the 2001 six month period, and $0.00 for both the 2002 and 2001 second quarter.

Factors That May Affect Future Results

      Due to the difficult current state of the economy, our management had to evaluate our lead generation efforts and sales channels within the small office/home office side of our business. Generating sufficient leads and producing the sales volume necessary to grow and expand our small office/home office division has been extremely challenging with market conditions as they have been since last year. In recent months, management has examined all factors impacting small office/home office leads and sales and the result has been some significant changes to the Texas office, located in Fort Worth.

      The sales floor within the Texas office has been closed in order to focus on expansion and growth of the recently opened sales office in Salt Lake City. Management believes the best opportunity for expanding our sales operation with additional sales representatives who are experienced in the small office/home office industry resides in Utah. In addition, with current market conditions negatively impacting lead generation, management decided the most cost-effective arrangement was to provide all leads to one location and work to improve sales effectiveness. The Texas office now operates as the administrative and management location for all small office/home office lead generation, sales activity, and the pursuit of any additional strategic relationships or alliances that may favorably impact opportunities and revenues within the small office/home office division. However, the office lease remains an expense that is not offset by revenues.

      While establishing the sales floor in Salt Lake City during this transition, a number of challenges have surfaced which affected sales revenue during the second quarter. Delays were experienced in having the necessary phone service and equipment installed and working properly. Hiring quality sales representatives and training them sufficiently to be successful was a time-consuming process that required resources normally focused on sales and also resulted in reduced sales volume during the training period. The challenge of hiring quality sales representatives and training them effectively continues and is expected to be an ongoing condition of success impacting the sales office in Salt Lake City.

      Lead generation has been difficult due to the economy and to other circumstances such as seasonality. The seasonal component is a traditional aspect of the small office/home office industry, which has had an impact on both lead generation and the ability to sell those leads, as interest and responsiveness decrease during the summer months due to vacation and other distractions.

      A number of these factors and others will influence our success in maintaining and increasing small office/home office sales revenues, all of which have had a negative impact to some extent during the 2002 second quarter. As stated, lead generation can be inconsistent from week to week, due to market conditions and other causes, which can significantly limit sales. If creating leads cannot be maintained at a sufficient level, sales and revenues will suffer and sales employees will be difficult to retain. The state of the economy and market conditions will influence the buying decisions of the leads generated and sales may be impacted negatively. Normal turnover among sales representatives in the small office/home office industry, resulting in the loss of good employees and the need to train continually, can consume resources and cause inconsistent sales volume from week to week or month to month.

Risk Factors

      IDI Global, Inc.'s business operates in a highly competitive market that involves a number of risks, some of which are beyond our control. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook and operations and financial condition.

      We rely on co-marketing alliances to generate clients, end-users, and revenue, and these agreements might hinder us from directly contacting potential clients in certain industries. We have entered into certain key co-marketing arrangements with strategic partners in order to use their industry and marketing expertise. Some of these arrangements may provide or allow co-marketing partners some exclusive rights to co-market our services in a particular industry, which will limit our right to contact potential clients in that industry. Also, if a co-marketing relationship is terminated, we may be unable to replace that relationship with other alliances that have comparable customer bases and user demographics. We expect that revenues generated from the sale of our products and services through such strategic co-marketing arrangements will account for a significant portion of our
revenues for the foreseeable future.   However, there can be no assurance that
such arrangements will be successful in generating meaningful revenue.

      We are dependent upon certain relationships with third parties, the loss
of which may result in loss of customers.   We are dependent upon certain
merchant and banking relationships, as well as strategic relationships with third parties, who provide payment gateways to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that instance, our customers may terminate their agreements with us and move their business to our competitors, which could have a significant effect on our revenues and earnings.

      Our sales may suffer if we lose certain outside referral sources.   We
currently derive a significant portion of our customer referrals from outside sources. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our business, financial condition and results of operations. During the six month period ended June 30, 2002, our gross profit decreased as a result of losing third party referral services. Although we are in the process of limiting our reliance upon these outside sources for customer referrals, we anticipate that a majority of our referrals will be generated by these sources for the foreseeable future. We have no assurance that referrals from these outside sources will continue to reach or exceed historical levels in the future.

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

      We expect our operating results to fluctuate, which makes it difficult to predict future performance. We expect a portion of our revenue stream to come from set-up and other fees charged to new customers, which will fluctuate in amount. Sign-up for Internet e-commerce and web hosting services tend to be cyclical in nature. In addition, a relatively large portion of our expenses will be fixed in the short-term, particularly with respect to data communications and telecommunications costs, depreciation, real estate and personnel. Therefore, our future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs. Period-to-period comparisons of operating results is not necessarily meaningful and should not be relied upon as an indicator of future performance. Also, we could potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:
      o        demand for and market acceptance of new Internet services;
      o the introduction or enhancement of Internet services or access by us and/or our competitors;
      o        capacity utilization;
      o        technical difficulties, system downtime, or Internet brownouts;
      o fluctuations in data communications and telecommunications costs;
      o        subscriber retention;
      o the timing and magnitude of capital expenditures and requirements;
      o costs relating to the expansion or upgrading of operations, facilities, and infrastructure;
      o        changes in our pricing policies and those of our competitors;
      o        changes in regulatory laws and policies; and
      o general economic conditions, particularly those related to the Internet industry.

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

      We are subject to risks associated with research and development of new
products.   The electronic commerce, web hosting and merchant processing markets in which we compete are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may be required to engage in a number of research and development projects, which carries the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In our core Internet-based services, these risks are even more acute. These projects could result in increased research and development costs in excess of historical levels and the loss of revenues. We could lose customers if the new products and services do not perform as intended or are not acceptable in the marketplace. Any delay in the delivery of new products or services could render them less desirable by our customers, or possibly even obsolete. In addition, the products and services we deliver to the small business market are designed to process critical transactions including key reports and other information associated with those transactions, all at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not timely delivered to our customers, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

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

      We may become subject to government regulation and legal uncertainties that could substantially impair our growth or expose us to unanticipated
liabilities.   The adoption and interpretation of any future or currently existing regulations might have a negative impact on our business. The Internet industry is relatively new. The applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, content, copyrights, pricing of products and services, taxation, advertising, intellectual property rights, information security, distribution and characteristics and quality of products and services. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, some states have recently adopted laws affecting email marketing and advertising, and it is likely that all states may eventually adopt such laws. Because IDI utilizes email marketing in its lead generation efforts, such laws may adversely impact our ability to generate leads effectively in the future, which could in turn negatively impact sales and revenues significantly.
      The growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations, possibly including the taxation of Internet services and transactions, may decrease the growth of Internet useor other online services generally and could decrease the acceptance of the Internet as a communications and commercial medium, which could, in turn, decrease the demand for our products and services and/or increase our cost of doing business, or otherwise have an adverse effect on our business, prospects, financial condition and results of operations.

      Future acquisitions may be unsuccessful, result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations, or strain or divert our resources from more
profitable operations.   We may acquire complementary businesses or
technologies. Any such acquisition transaction may be expensive, time-consuming, and complicated. Acquisitions involve a number of special risks, including failure of management to integrate the acquired business into ourselves, failure to retain key personnel of the acquired business, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition, and results of operations. Further, even if we can identify suitable parties, we may not be able to obtain the financing necessary to complete any such transaction or consummate these transactions on terms that we find favorable.

      We may be unable to raise necessary funds through future equity or debt
financing.   We anticipate that we will need to raise additional funds through additional equity and/or debt financing to meet our capital requirements. We may need to raise additional funds if we have underestimated our capital needs or if we incur unexpected expenses. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Further, our lack of tangible assets to pledge could prevent us from establishing debt-based sources of financing. The inability to raise all needed funding in potential offerings would adversely affect our ability to successfully implement the objectives of our business plan. There can be no assurance that we will be able to obtain additional debt or equity financing to meet our current or future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect our business and results of operations.

      We cannot assure you that an active market will develop for our common stock. Currently, we do have a public market for our common stock on the OTC Bulletin Board. However, historically, there has been only limited trading in our common stock and there can be no assurance that active trading in our common stock will develop or be sustained in the future. If active trading for our common stock were to develop, the stock might trade at prices that may be significantly affected by various factors such as economic forecasts, financial market conditions, reorganizations, acquisitions and quarterly variations in our results of operations.

      We will not pay dividends. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We are a holding company, and our ability to pay dividends is dependent upon the receipt of dividends from our direct and indirect subsidiaries.

Liquidity and Capital Resources

      In March 2002 we completed our acquisition of idiglobal.com and became a revenue generating company on a consolidated basis. While we have recorded net income for the 2001 year on a consolidated basis, changes in our sales strategy related to development of in-house sales floors and changes in our commission structure reduced our net income for the six month period ended June 30, 2002. Management intends to improve revenues and expand our business through targeted mergers and acquisitions and the continued develop of our sales and marketing force.

      At June 30, 2002, we had $267,622 cash and cash equivalents compared to $204,664 as of December 31, 2001. Total current assets at June 30, 2002, were $1,376,634 compared to $1,127,297 at the 2001 year end. Total current liabilities were $1,895,043 at June 30, 2002, compared to $1,842,722 at the 2001 year end. The June 30, 2002, total current liabilities are primarily the result of $1,122,053 notes payable with interest rates from 8% interest to 12% interest. Our accumulated deficit totaled $1,213,015 at the end of the 2002 six month period compared to $1,269,883 at the 2001 year end.

      Net cash used in operating activities for the 2002 six month period was $108,017 compared to net cash provided by operating activities of $408,602 for the 2001 six month period. Net cash used by investing activities was $29,529 for the 2002 six month period compared to $17,051 for the 2001 six month period and was primarily related to purchase of software and equipment. Net cash provided by financing activities was $203,928 for the 2002 six month period compared to $226,132 for the 2001 six month period and was primarily the result of proceeds from the issuance of notes payable.

      Our principle commitments consist of operating leases for office space in various locations in Orem, Utah, Salt Lake City, Utah, and Dallas, Texas, and equipment leases. As of December 31, 2001, our future lease payments on leases were $713,898 through 2005. Future annual equipment lease payments were $32,963 through 2004. In addition, we are obligated under an employment agreement with our CEO, Mr. Kevin Griffith. The employment agreement provides that Mr. Griffith receive an annual salary of $150,000, commissions of at least $2,000 per month up to $4,000 per month, and he is entitled to an incentive bonus of $27,000 based upon criteria established by our Board and stock options.

      We also have two secured convertible promissory notes which are outstanding. On December 27, 2000, idiglobal.com granted a secured convertible promissory note to CasePak, Inc., a Utah corporation. CasePak loaned idiglobal.com $200,000, at 12% annual interest. The promissory note also provided for a 3% loan origination fee of $6,000 to be paid to CasePak. The amount due under the note may be converted into common stock at $0.20 per share. The note is payable in full on the earlier of: (i) July 1, 2002; (ii) default; (iii) closing of the sale of securities pursuant to a registration statement filed by idiglobal.com; or (iv) five days after the breach of the agreement by idiglobal.com. Late fees of 5% may be due if the note is paid late. However, the note was amended in June 2002 to an October 1, 2002, due date. If the note is converted into common stock, then the holder has the right to have those shares registered under any registration statement filed by us under the Securities Act of 1933.

      The second secured convertible promissory note was executed on April 16, 2001, with Kevin R. Griffith as the holder. idiglobal.com assumed the obligation to repay $300,000 provided to Worldwide Financial Holdings, Inc. by Mr.Griffith in anticipation of a merger with idiglobal.com. Worldwide Financial Holdings, Inc. loaned the $300,000 to idiglobal.com as part of an expected merger and when the parties agreed to terminate the merger, idiglobal.com agreed to assume this obligation. The terms of the note are identical to the CasePak note and this note has also been amended to an October 1, 2002, due date.

Financing

      While we are able to fund our operations by revenues and loans for the short term, we anticipate future acquisitions will increase revenues to fund operations and our growth over time. We intend to acquire a company called Motor Millions, LLC (See, Item 5: Other Information) and anticipate that the combined 2002 revenues will be approximately $15 million. This projection has been decreased from earlier public statements of $24.8 million because we will only be able to recognize consolidated revenues from the date of the acquisition forward.

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


                    PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      As previously reported in our Form 10-K for the 2001 fiscal year, upon completion of the acquisition of Internet Development and idiglobal.com, we became subject to any law suits brought against idiglobal.com. On December 30, 1999, Gary Winterton, a former employee of idiglobal.com, brought suit in the Fourth District Court for Utah County against idiglobal.com alleging he was not fully compensated under his employment contract because he was not given 12.5% of idiglobal.com's common stock. He alleged breach of contract, breach of the covenant of implied good faith and fair dealing, interference with contractual relations, disparagement, and alleged that idiglobal.com and its management engaged in a pattern of unlawful activity under Utah's racketeering statute. idiglobal.com's management believes that Mr. Winterton failed to perform under his employment contract and therefore, the company is not liable under the contract.

      On March 18, 2002, we filed a motion for summary judgment, and Mr. Winterton filed a memorandum in opposition to summary judgment on May 3, 2002. Then we filed a reply on May 29, 2002. On June 4, 2002, a hearing for summary judgment was conducted and on July 3, 2002, the judge issued a Memorandum Decision which granted summary judgment on the disparagement claim, but denied summary judgment on the remaining claims. As a result, this case will move to trial.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

      As part of our merger with idiglobal.com, we agreed to honor option agreements granted by that company to its employees and management prior to the merger. As a result, we will honor options to purchase an aggregate of 5,325,000 shares of IDI Global's common stock. These options expire through April 2004 and have exercise prices ranging from $0.20 to $0.50 per share.

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by us without registration during the 2002 year.

      On July 31, 2002, we granted warrants to purchase an aggregate of 800,000 common shares to Summit Resource Group, Inc. in consideration for investor relations consulting services. The exercise prices of the warrants are 500,000 shares at $2.75, with 250,000 vesting on July 31, 2002, and 250,000 vesting on September 1, 2002. Then the remaining 300,000 shares have an exercise price of $3.75 and vest November 1, 2002. All of the warrants have a five year expiration and include registration rights. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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


ITEM 5: OTHER INFORMATION

      Acquisition - Internet Development completed an acquisition of a sales and marketing operation located in Salt Lake City, Utah. Internet Development had outsourced most of its sales operations in previous years and management anticipated that this acquisition would improve our profit margins by bringing sales in-house.

      Letter of Intent - On August 12, 2002, IDI Global entered into a letter of intent to acquire Motor Millions, LLC, an Arizona limited liability company, as a wholly-owned subsidiary. Management hopes to enter into a final asset purchase agreement within the next 60 days, contingent upon completion
of our due diligence.   The letter of intent anticipates that the transaction
will be structured as a stock-for-assets purchase. Motor Millions is in the business of providing a program to individuals to create their own home based business.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit          Description
-------          -----------

2.1 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002
         (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed January 31, 2002)
3.1      Articles of Incorporation, as amended
         (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)
3.2      Restated bylaws of IDI Global, Inc.
         (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)
10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002)
10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002
10.3 Form of Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith and CasePak, Inc., as amended

10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002
21.1     Subsidiaries of IDI
         (Incorporated by reference to exhibit 21.1 for Form 10-KSB, filed January 31, 2002)


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

                               IDI Global, Inc.


                                 /s/ Steven R. Comer
Date: August 14, 2002      By: ____________________________________________
                               Steven R. Comer
                               President and Director


                                 /s/ Kevin R. Griffith
Date: August 14, 2002      By: ____________________________________________
                               Kevin R. Griffith
                               CEO, Secretary/Treasurer,
                               Principal Financial and Accounting Officer,
                               and Director