Form 10QSB/A
period 2002-03-31
IDI GLOBAL INC
filed 2002-09-05
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 2


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended: March 31, 2002


[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                Commission file number: 000-30245

                         IDI Global, Inc.
(Exact name of small business issuer as specified in its charter)

     Nevada                                    87-0617040
(State of incorporation)                 (I.R.S. Employer Identification No.)

462 East 800 North, Orem, Utah                   84097
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

As of May 1, 2002 the registrant had 11,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____ No   X

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

     The financial statements have been amended from our previous filing to include a Statement of Operations with a breakdown of the net revenues and cost of sales, and a Statement of Stockholders' Equity for the period ended March 31, 2002.

                         IDIGLOBAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

               March 31, 2002 and December 31, 2001

                  IDIGLOBAL, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                    March 31,    December 31,
                                                      2002           2001
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash                                            $    106,776  $    204,664
  Restricted cash                                      843,452       841,606
  Accounts receivable                                  163,201        81,027
  Prepaid expenses                                      14,257             -
                                                  ------------- -------------

    Total Current Assets                             1,127,686     1,127,297
                                                  ------------- -------------

SOFTWARE AND EQUIPMENT, NET                            162,803       176,993

DEFERRED INCOME TAX ASSET                              178,353       195,943

OTHER ASSETS                                            71,016        72,436
                                                  ------------- -------------

    Total Assets                                  $  1,539,858  $  1,572,669
                                                  ============= =============



The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,    December 31,
                                                       2002           2001
                                                  ------------- -------------
                                                     (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                $     99,110  $    121,022
  Accrued expenses                                     518,039       520,122
  Income taxes payable                                     100           100
  Reserve for refunds and chargebacks                  220,126       233,353
  Notes payable                                        898,918       968,125
                                                  ------------- -------------

    Total Current Liabilities                        1,736,293     1,842,722
                                                  ------------- -------------

DEFERRED INCOME TAX LIABILITY                           20,320        20,432
                                                  ------------- -------------

    Total Liabilities                                1,756,613     1,863,154
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

  Common stock, 50,000,000 shares authorized,
   $0.001 par value 14,192,500 and 11,500,000
   shares issued and outstanding, respectively          11,500         1,779
  Preferred stock, 8,000,000 shares authorized,
   $0.0001 par value, -0- shares issued and
   outstanding                                               -             -
  Additional paid-in capital                         1,017,867       977,619
  Accumulated deficit                               (1,246,122)   (1,269,883)
                                                  ------------- -------------

    Total Stockholders' Equity                        (216,755)     (290,485)
                                                  ------------- -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,539,858  $  1,572,669
                                                  ============= =============




The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
                     Statements of Operations


                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                       2002         2001
                                                  ------------- -------------
                                                   (Unaudited)   (Unaudited)

PRODUCT SALES                                     $  2,915,890  $ 3 ,662,706
TRAINING/CONSULTING REVENUE                            187,154       307,612
                                                  ------------- -------------

TOTAL REVENUE                                        3,103,044     3,970,318
                                                  ------------- -------------

COST OF SALES-PRODUCTS                               2,015,366     2,690,952
COST OF SALES-TRAINING                                  94,363       155,099
                                                  ------------- -------------

TOTAL COST OF SALES                                  2,109,729     2,846,051
                                                  ------------- -------------

GROSS PROFIT                                           993,315     1,124,267

GENERAL AND ADMINISTRATIVE EXPENSES                    974,321       695,026
                                                  ------------- -------------

OPERATING INCOME (LOSS)                                 18,994       429,241

OTHER INCOME (EXPENSES)
  Interest income                                        1,943         1,862
  Interest expense                                     (21,867)      (22,539)
  Other income (expense)                                42,167            25
                                                  ------------- -------------

    Total Other Income (Expenses)                       22,243       (20,652)
                                                  ------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES                       41,237       408,589
                                                  ------------- -------------
INCOME TAX EXPENSE

  Federal and state income tax expense                     100           100
  Deferred income tax expense                           17,378       153,477
                                                  ------------- -------------

    Total Income Tax Expense                            17,478       153,577
                                                  ------------- -------------

NET INCOME (LOSS)                                 $     23,759  $    255,012
                                                  ============= =============

EARNINGS PER SHARE                                $       0.00  $       0.02
                                                  ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING                 11,078,868    11,043,908
                                                  ============= =============


The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
                Statements of Stockholders' Equity
               For the Period from January 1, 2002
                      through March 31, 2002

                                                                   Retained
                                 Common Stock          Paid-In     Earnings
                               Shares      Amount      Capital     (Deficit)
                            ------------- ---------- ------------ ------------
Balance, December 31, 2001    14,192,500  $   1,779  $   977,619  $(1,269,883)

January 11, 2002 - shares
 issued for conversion
 of debt                       4,385,000        439      229,561            -

January 11, 2002 -
 cancellation of Shares       (3,960,029)      (396)         396            -

January 11, 2002 - shares
 redeemed from Company
 shareholders                 (3,654,971)      (365)    (249,635)           -

Reverse stock split
 pursuant to reverse
 acquisition                  (3,462,500)      (346)         346            -

Share adjustment for
 reverse acquisition to
 record the shareholders
 remaining from Bennion -
 January 15                    4,000,000     10,390      (10,390)           -

Net income (loss) for the
 period ended March 31, 2002           -          -            -       23,759
                            ------------- ---------- ------------ ------------

Balance at March 31, 2002     11,500,000  $  11,500  $ 1,017,867  $(1,246,122)
                            ============= ========== ============ ============



The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
                     Statements of Cash Flows




                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                                      2002           2001
                                                  ------------- -------------
                                                   (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                $     23,760  $    255,012
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
   Depreciation                                         16,387        18,048
   Deferred income tax expense                          17,378       153,577
 Changes in operating assets and liabilities:
   Accounts receivable                                 (82,174)      (14,457)
   Prepaid expenses                                      1,420             -
   Other assets                                        (14,256)     (208,962)
   Accounts payable                                    (21,912)      (67,585)
   Accrued expense                                      (2,083)       94,557
   Reserve for refunds and chargebacks                 (13,227)       88,855
                                                  ------------- -------------
      Net Cash Provided (Used) by
      Operating Activities                             (74,707)      319,045
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of software and equipment                    (2,197)       (3,910)
                                                  ------------- -------------

      Net Cash Used by Investing Activities             (2,197)       (3,910)
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of notes payable              142,000             -
  Principal payments on notes payable                 (161,138)      (48,282)
                                                  ------------- -------------
      Net Cash (Used)/Provided by
      Financing Activities                             (19,138)      (48,282)
                                                  ------------- -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      (96,042)      266,853

BEGINNING CASH AND CASH EQUIVALENTS                  1,046,270       273,245
                                                  ------------- -------------

ENDING CASH AND CASH EQUIVALENTS                  $    950,228  $    540,098
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

NOTE 2 - NOTES PAYABLE

 Notes payable consist of the following at March 31, 2002:

                                                    March 31,    December 31,
                                                      2002           2001
                                                  -------------- -------------
                                                   (Unaudited)

 Note payable to stockholders, 8% interest,
  past due, not collateralized                    $      75,250  $    102,193

 Note payable to a former officer of the Company,
  8% interest, past due, not collateralized.                  -       300,932

 Note payable to a corporation, 10% interest,
  due May 20, 2002, convertible at $2.50 per
  share, unsecured.                                      42,000             -

 Note payable to a corporation, 10% interest,
  due June 30, 2002, convertible at $2.50 per
  share, unsecured.                                     100,000             -

 Note payable to an individual, due monthly
  of $41,667 through July 2002.                         166,668             -

 Note payable to an officer of the Company,
  12% interest, due March 31, 2002, not
  collateralized.                                       309,000       309,000
                                                  -------------- -------------

 Balance Forward                                  $     692,918  $    712,125
                                                  -------------- -------------

                         IDIGLOBAL, INC.
          Notes to the Consolidated Financial Statements
               March 31, 2002 and December 31, 2001


NOTE 2 - NOTES PAYABLE (Continued)

                                                    March 31,    December 31,
                                                       2002           2001
                                                  -------------- -------------
                                                    (Unaudited)

 Balance Forward                                  $     692,918  $    712,125

 Note payable to a corporation, 12% interest,
  due March 31, 2002, not collateralized.               206,000       206,000

 Note payable to a corporation, 14% interest,
  past due, not collateralized.                               -        50,000
                                                  -------------- -------------

                                                  $     898,918  $    968,125
                                                  ============== =============

NOTE 3 - ACQUISITION/CONSOLIDATION POLICY

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






                                  IDI Global, Inc.




Date: 9/5/02                  By:  /s/ Steven R. Comer
                                   _________________________________________
                                   Steven R. Comer
                                   President and Director



                                   /s/ Kevin R. Griffith
Date: 9/5/02                  By:  _________________________________________
                                   Kevin R. Griffith
                                   CEO, Secretary/Treasurer, and Director




Date: 9/5/02                  By:  /s/ Melanie Young
                                   _________________________________________
                                   Melanie Young
                                   Principal Financial Officer


              CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Kevin R. Griffith, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB of IDI Global, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: 9/5/02               /s/ Kevin R. Griffith
     __________________    ________________________
                           Kevin R. Griffith
                           Chief Executive Officer


            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Melanie Young, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB of IDI Global, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


       9/5/02                       /s/ Melanie Young
Date: _________________________     ____________________________________
                                    Melanie Young
                                    Principal Financial Officer