Form 10QSB/A
period 2002-06-30
IDI GLOBAL INC
filed 2002-09-06
CIK 1110418

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

                Commission file number: 000-30245

                         IDI Global, Inc.
(Exact name of small business issuer as specified in its charter)

       Nevada                                           87-0617040
(State of incorporation)                  (I.R.S. Employer Identification No.)

462 East 800 North  Orem, Utah              84097
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

Item 2: Management's Discussion and Analysis..............................12


                    PART II: OTHER INFORMATION

Item 1: Legal Proceedings.................................................19

Item 2: Changes in Securities and Use of Proceeds.........................19

Item 5: Other Information ................................................20

Item 6: Exhibits and Reports filed on Form 8-K ...........................20












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

    The financial statements have been amended from our previous filing to include a Statement of Operations with a breakdown of the net revenues and cost of sales, and a Statement of Stockholders' Equity for the period ended June 30, 2002.

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

                       IDIGLOBAL, INC. AND SUBSIDIARY
                          Statements of Operations


                                                       For the                    For the
                                                  Three Months Ended          Six Months Ended
                                                       June 30,                    June 30,
                                             --------------------------- ---------------------------
                                                2002           2001          2002         2001
                                             ------------- ------------- ------------- -------------
                                              (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
PRODUCT SALES, NET                           $  3,300,331  $  2,917,175  $  6,216,221  $  6,579,881
TRAINING/CONSULTING                               212,483       239,973       399,637       547,585
                                             ------------- ------------- ------------- -------------

TOTAL REVENUE                                   3,512,814     3,157,148     6,615,858     7,127,466
                                             ------------- ------------- ------------- -------------

COST OF SALES-PRODUCT                           2,315,857     2,302,168     4,417,389     4,993,120
COST OF SALES-TRAINING                            107,134       120,995       201,497       276,094
                                             ------------- ------------- ------------- -------------

TOTAL COST OF SALES                             2,422,991     2,423,163     4,618,886     5,269,214
                                             ------------- ------------- ------------- -------------

GROSS PROFIT                                    1,089,823       733,985     1,996,972     1,858,252

GENERAL AND ADMINISTRATIVE EXPENSES             1,048,174       776,423     1,936,329     1,471,449
                                             ------------- ------------- ------------- -------------

OPERATING INCOME (LOSS)                            41,649       (42,438)       60,643       386,803

OTHER INCOME (EXPENSES)

 Interest income                                    1,839         4,736         3,782         6,598
 Interest expense                                  (2,722)      (29,586)      (24,588)      (52,125)
 Other income (expense)                            11,797           130        53,964           155
                                             ------------- ------------- ------------- -------------

  Total Other Income (Expenses)                    10,914       (24,720)       33,158       (45,372)
                                             ------------- ------------- ------------- -------------

INCOME (LOSS) BEFORE INCOME TAXES                  52,563       (67,158)       93,801       341,428
                                             ------------- ------------- ------------- -------------
INCOME TAX EXPENSE
 Federal and state income tax expense                   -             -           100           100
 Deferred income tax expense                       19,456       (24,511)       36,834       128,966
                                             ------------- ------------- ------------- -------------

  Total Income Tax Expense                         19,456       (24,511)       36,934       129,066
                                             ------------- ------------- ------------- -------------

NET INCOME (LOSS)                            $     33,107  $    (42,647) $     56,868  $    212,362
                                             ============= ============= ============= =============

EARNINGS PER SHARE                           $       0.00  $      (0.00) $       0.01  $       0.02
                                             ============= ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING            11,500,000    11,043,908    11,289,434    11,043,908
                                             ============= ============= ============= =============

 The accompanying notes are an integral part of these financial statements.

                                     6

                  IDIGLOBAL, INC. AND SUBSIDIARY
                Statements of Stockholders' Equity
               For the Period from January 1, 2002
                      through June 30, 2002

                                                                   Retained
                                 Common Stock          Paid-In     Earnings
                               Shares      Amount      Capital     (Deficit)
                            ------------- ---------- ------------ ------------

Balance, December 31, 2001    14,192,500  $   1,779  $   977,619  $(1,269,883)

January 11, 2002 - shares
 issued for conversion
 of debt                       4,385,000        439      229,561            -

January 11, 2002 -
 cancellation of Shares       (3,960,029)      (396)         396            -

January 11, 2002 - shares
 redeemed from Company
 shareholders                 (3,654,971)      (365)    (249,635)           -

Reverse stock split
 pursuant to reverse
 acquisition                  (3,462,500)      (346)         346            -

Share adjustment for
 reverse acquisition to
 record the shareholders
 remaining from Bennion -
 January 15                    4,000,000     10,390      (10,390)           -

Net income (loss) for the
 period ended June 30, 2002            -          -            -       56,868
                            ------------- ---------- ------------ ------------

Balance at June 30, 2002      11,500,000  $  11,500  $ 1,017,867  $(1,213,015)
                            ============= ========== ============ ============



The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
                     Statements of Cash Flows


                                                           For the
                                                       Six Months Ended
                                                           June 30,
                                                  ---------------------------
                                                      2002         2001
                                                  ------------- -------------
                                                   (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                $     56,868  $    212,362
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
   Depreciation                                         33,652        36,096
   Deferred income tax expense                          36,834       128,966
 Changes in operating assets and liabilities:
   Accounts receivable                                (121,079)      (62,231)
   Prepaid expenses                                    (10,488)      (25,000)
   Other assets                                         (2,197)       (1,987)
   Accounts payable                                    (32,511)      (74,164)
   Accrued expense                                      45,641        90,963
   Reserve for refunds and chargebacks                (114,737)      103,597
                                                  ------------- -------------
       Net Cash Provided (Used) by
       Operating Activities                           (108,017)      408,602
                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of software and equipment                   (29,529)      (17,051)
                                                  ------------- -------------

       Net Cash Used by Investing Activities           (29,529)      (17,051)
                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of notes payable              434,000       300,000
  Principal payments on notes payable                 (230,928)      (73,868)
                                                  ------------- -------------
       Net Cash (Used)/Provided by
       Financing Activities                            203,928       226,132
                                                  ------------- -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       66,382       617,683

BEGINNING CASH AND CASH EQUIVALENTS                  1,046,270       273,245
                                                  ------------- -------------

ENDING CASH AND CASH EQUIVALENTS                  $  1,112,652  $    890,928
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

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2002:

                                                    June 30,    December 31,
                                                      2002         2001
                                                  ------------- -------------
                                                   (Unaudited)

 Note payable to stockholders, 8% interest,
  past due, not collateralized                    $     48,053  $    102,193

 Note payable to a former officer of the Company,
  8% interest, past due, not collateralized.                 -       300,932

 Note payable to a corporation, 10% interest,
  due May 20, 2002, convertible at $2.50 per
  share, unsecured.                                     42,000             -

 Note payable to a corporation, 10% interest,
  due June 30, 2002, convertible at $2.50 per
  share, unsecured.                                    100,000             -

 Note payable to a corporation, 10% interest,
  due August 20, 2002, convertible at $2.50 per
  share, unsecured.                                     42,000             -

 Note payable to a corporation, 10% interest,
  due July 31, 2002, convertible at $2.50 per
  share, unsecured.                                    250,000             -
                                                  ------------- -------------

 Balance Forward                                  $    482,053  $    403,125
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


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.

Exhibit          Description
-------          -----------

2.1 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002
         (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed January 31, 2002)
3.1      Articles of Incorporation, as amended
         (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)
3.2      Restated bylaws of IDI Global, Inc.
         (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)
10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002)
10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002 (Filed August 15, 2002)
10.3 Form of Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith and CasePak, Inc., as amended

10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002 (filed August 15, 2002)
21.1     Subsidiaries of IDI
         (Incorporated by reference to exhibit 21.1 for Form 10-KSB, filed January 31, 2002)


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