Form 10QSB
period 2002-09-30
IDI GLOBAL INC
filed 2002-11-14
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 22, 2002, the registrant had 11,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1: Financial Statements............................................... 3

Item 2: Management's Discussion and Analysis ..............................12

Item 3: Control and Procedures ............................................19


                    PART II: OTHER INFORMATION

Item 1: Legal Proceedings .................................................19

Item 2: Changes in Securities and Use of Proceeds .........................20

Item 5: Other Information .................................................20

Item 6: Exhibits and Reports filed on Form 8-K.............................20

Signatures and Certifications..............................................22












                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


     The following financial information depicting our statements of operations for the three and nine month periods ended September 30, 2002 and 2001, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                         IDIGLOBAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

             September 30, 2002 and December 31, 2001

                  IDIGLOBAL, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets


                              ASSETS

                                                 September 30,   December 31,
                                                      2002          2001
                                                -------------- ---------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                          $     124,052  $      204,664
  Restricted cash                                     896,629         841,606
  Accounts receivable                                 240,731          81,027
  Inventory                                             7,914               -
  Prepaid expenses                                     20,256               -
                                                -------------- ---------------

    Total Current Assets                            1,289,582       1,127,297
                                                -------------- ---------------

SOFTWARE AND EQUIPMENT, NET                           163,458         176,993

DEFERRED INCOME TAX ASSET                             229,163         195,943

OTHER ASSETS                                           23,213          72,436
                                                -------------- ---------------

    Totall Assets                                $   1,705,416  $    1,572,669
                                                ============== ===============








The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
             Consolidated Balance Sheets (Continued)


               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   September     December 31,
                                                   30, 2002          2001
                                                -------------- ---------------
                                                  (Unaudited)

CURRENT LIABILITIES

  Accounts payable                              $     118,733  $      121,022
  Accrued expenses                                    624,791         520,122
  Income taxes payable                                    100             100
  Reserve for refunds and chargebacks                 120,250         233,353
  Notes payable                                     1,115,556         968,125
                                                -------------- ---------------

     Total Current Liabilities                      1,979,430       1,842,722
                                                -------------- ---------------

DEFERRED INCOME TAX LIABILITY                          20,320          20,432
                                                -------------- ---------------

     Total Liabilities                              1,999,750       1,863,154
                                                -------------- ---------------
STOCKHOLDERS' EQUITY

  Common stock, 50,000,000 shares authorized,
    $0.001 par value 14,192,500 and 11,500,000
    shares issued and outstanding, respectively        11,500           1,779
  Preferred stock, 8,000,000 shares authorized,
    $0.0001 par value, -0- shares issued and
    outstanding                                             -               -
  Additional paid-in capital                        1,017,867         977,619
  Accumulated deficit                              (1,323,701)     (1,269,883)
                                                -------------- ---------------

     Total Stockholders' Equity                      (294,334)       (290,485)
                                                -------------- ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   1,705,416  $    1,572,669
                                                ============== ===============



The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
                     Statements of Operations

                                For the                     For the
                           Three Months Ended          Nine Months Ended
                              September 30,              September 30,
                      ---------------------------- ---------------------------
                          2002           2001          2002         2001
                      ------------- -------------- ------------- -------------
                       (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
REVENUES, NET
  Product Sales       $  2,628,023  $   3,232,759     8,844,246     9,812,640
  Training Revenues        162,567        261,750       562,203       809,336
                      ------------- -------------- ------------- -------------

    Total Revenues       2,790,590      3,494,509     9,406,449    10,621,976
                      ------------- -------------- ------------- -------------
COST OF SALES
  Product costs          1,817,222      2,477,805     6,234,610     7,470,926
  Training costs            81,966        131,975       283,464       408,068
                      ------------- -------------- ------------- -------------
    Total Cost
     of Sales            1,899,188      2,609,780     6,518,074     7,878,994
                      ------------- -------------- ------------- -------------

GROSS PROFIT               891,402        884,729     2,888,375     2,742,982

GENERAL AND
ADMINISTRATIVE
EXPENSES                 1,073,465        839,307     3,008,896     2,310,857
                      ------------- -------------- ------------- -------------

OPERATING INCOME (LOSS)   (182,063)        45,422      (120,521)      432,125

OTHER INCOME (EXPENSES)
  Interest income            1,727          8,488         5,509        15,086
  Interest expense         (39,491)       (30,726)      (58,813)      (82,854)
  Other income (expense)    32,711            361        86,675           516
                      ------------- -------------- ------------- -------------
    Total Other Income
    (Expenses)              (5,053)       (21,877)       33,371       (67,252)
                      ------------- -------------- ------------- -------------
INCOME (LOSS) BEFORE
 INCOME TAXES             (187,116)        23,545       (87,150)      364,873
                      ------------- -------------- ------------- -------------
INCOME TAX EXPENSE
  Federal and state
   income tax expense            -              -           100           100
  Deferred income tax
   (benefit)/expense       (70,165)         8,860       (33,432)      137,726
                      ------------- -------------- ------------- -------------
    Total Income Tax
     Expense               (70,165)         8,860       (33,332)      137,826
                      ------------- -------------- ------------- -------------

NET INCOME (LOSS)     $   (116,951) $      14,685  $    (53,818) $    227,047
                      ============= ============== ============= =============

EARNINGS PER SHARE    $      (0.01) $        0.00  $      (0.00) $       0.02
                      ============= ============== ============= =============
WEIGHTED AVERAGE
 SHARES OUTSTANDING     11,500,000     11,043,908    11,359,622    11,043,908
                      ============= ============== ============= =============


The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
                Statements of Stockholders' Equity
               For the Period from January 1, 2002
                    through September 30, 2002

                                                                   Retained
                              Common Stock            Paid-In      Earnings
                          Shares        Amount        Capital      (Deficit)
                      ------------- -------------- ------------- -------------
Balance,
 December 31, 2001      14,192,500  $       1,779  $    977,619  $ (1,269,883)

January 11, 2002 -
 shares issued for
 conversion of debt      4,385,000            439       229,561             -

January 11, 2002 -
 cancellation of
 Shares                 (3,960,029)          (396)          396             -

January 11, 2002 -
 shares redeemed
 from Company
 shareholders           (3,654,971)          (365)     (249,635)            -

Reverse stock
 split pursuant
 to reverse
 acquisition            (3,462,500)          (346)          346             -

Share adjustment
 for reverse
 acquisition to
 record the
 shareholders
 remaining from
 Bennion - January 15    4,000,000         10,390       (10,390)            -

Net income (loss)
 for the period
 ended September
 30, 2002                        -              -             -       (53,818)
                      ------------- -------------- ------------- -------------
Balance at
 September 30, 2002     11,500,000  $      11,500  $  1,017,867  $ (1,323,701)
                      ============= ============== ============= =============






The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
                     Statements of Cash Flows


                                                            For the
                                                       Nine Months Ended
                                                          September 30,
                                                       2002          2001
                                                  -------------- -------------
                                                    (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                $     (53,818) $    227,047
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
    Stock for services                                        -        10,000
    Depreciation                                         51,653        54,145
    Deferred income tax expense/(benefit)               (33,432)      137,826
 Changes in operating assets and liabilities:
    Accounts receivable                                (159,704)     (109,292)
    Prepaid expenses                                    (20,256)      (38,027)
    Other assets                                         (7,914)       35,372
    Accounts payable                                     (2,289)      (58,101)
    Accrued expense                                     115,069       154,564
    Reserve for refunds and chargebacks                (113,103)      180,266
                                                  -------------- -------------
    Net Cash Provided (Used) by
     Operating Activities                              (223,794)      593,800
                                                  -------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of software and equipment                    (38,117)      (17,051)
                                                  -------------- -------------

    Net Cash Used by Investing Activities               (38,117)      (17,051)
                                                  -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of notes payable               516,000       300,000
  Principal payments on notes payable                  (279,678)      (99,599)
                                                  -------------- -------------
    Net Cash (Used)/Provided by
     Financing Activities                               236,322       200,401
                                                  -------------- -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       (25,589)      777,150

BEGINNING CASH AND CASH EQUIVALENTS                   1,046,270       273,245
                                                  -------------- -------------

ENDING CASH AND CASH EQUIVALENTS                  $   1,020,681  $  1,050,395
                                                  ============== =============
NON-CASH TRANSACTIONS:
   Conversion of Interest Payable into Note       $      10,400  $          -
                                                  ============== =============


The accompanying notes are an integral part of these financial statements.

                  IDIGLOBAL, INC. AND SUBSIDIARY
          Notes to the Consolidated Financial Statements
             September 30, 2002 and December 31, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its December 31, 2001 audited financial statement filed with Form 8-K during the first quarter. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at September 30, 2002:

                                                   September 30,  December 31,
                                                       2002          2001
                                                  -------------- -------------
                                                   (Unaudited)

 Note payable to stockholders, 8% interest,
  past due, not collateralized                    $      20,394  $    102,193

 Note payable to a former officer of the Company,
  8% interest, past due, not collateralized.                  -       300,932

 Note payable to an individual, due monthly
  of $41,667 through July 2002.                          83,334             -

 Note payable to an officer of the Company,
  12% interest, due October 1, 2002, not
  collateralized.                                       279,428       309,000

 Note payable to an individual, 12% interest,
  due July 1, 2002, not collateralized.                 206,000       206,000

 Note payable to a corporation, 13% interest,
  due January 31, 2003, convertible at $1.50 per
   share, unsecured.                                    486,400             -

 Note payable to a corporation, 13% interest,
  due January 3, 2003, convertible at $1.50
   per share,   unsecured.                               40,000             -
                                                  -------------- -------------

 Balance Forward                                  $   1,115,556  $    918,125
                                                  -------------- -------------

                         IDIGLOBAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2002 and December 31, 2001


NOTE 2 - NOTES PAYABLE (Continued)

                                                   September 30,  December 31,
                                                       2002          2001
                                                  -------------- -------------
                                                    (Unaudited)

 Balance Forward                                  $   1,115,556  $    918,125

Note payable to a corporation, 14% interest,
   not collateralized.                                        -        50,000
                                                  -------------- -------------

                                                  $   1,115,556  $    968,125
                                                  ============== =============
NOTE 3 - ACQUISITION / CONSOLIDATION POLICY

On January 16, 2002, IDIGlobal, Inc. and its wholly owned subsidiary, Internet Development, Inc. entered into an agreement to complete a forward trianglar merger with idiglobal.com, Inc., a Delaware corporation. Per the terms of the agreement, Internet Development agreed to deliver 7,500,000 shares of IDI Global, Inc. common stock to idiglobal.com's shareholders in exchange for 100% of idiglobal.com's shares. The merger was treated as a reverse merger with idiglobal.Com, Inc. being the accounting acquirer, therefore, all historical financial information prior to the acquisition date is that of idiglobal.Com, Inc. The consolidated financial statements include the books of IDIGlobal, Inc, Internet Develpment, Inc. and idiglobal.Com. All inter-company transactions and accounts are eliminated in the consolidation.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On April 01, 2002, IDI Global, Inc. entered into an employment agreement with Kevin Griffith, our CEO, Secretary/Treasurer and Director. Per the terms of the agreement, Mr. Griffith receives a signing bonus of $35,000and an annual salary of $150,000 paid semi-monthly. He is eligible to earn commissions, incentive bonuses and stock options. Commissions of $4,000 per month are tied to company performance, but he is guaranteed at least $2,000 in commissions and the remainder may

                         IDIGLOBAL, INC.
          Notes to the Consolidated Financial Statements
             September 30, 2002 and December 31, 2001


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)


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

RESULTS OF OPERATIONS

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three and nine month periods ended September 30, 2002 and 2001. The 2001 periods depict historical information of idiglobal.com.

     Revenues - Revenues include sales of software and other products and training and consulting services. Net revenues decreased by $1,215,527, or 11.4%, for the nine month period ended September 30, 2002, compared to the nine month period ended September 30, 2001. Net revenues for the 2002 third quarter decreased $703,919, or 20.1%, compared to the 2001 third quarter. The decrease in revenues for the nine month period ended September 30, 2002, was primarily attributable to the loss of third-party referral sources during the first and third quarters of 2002. These third-party referral sources generated significant revenues in the 2001. There is no quarter to quarter trending that takes into account the life cycles of any given referral source and, therefore, quarter to quarter comparisons do not accurately project our true revenue strength. Nor does it establish any meaningful trending for future quarters.

     Cost of Sales - Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and
other third party products and services.   Cost of sales decreased by
$1,360,920, or 17.3%, for the 2002 nine month period compared to the 2001 nine month period. These costs also decreased by $710,592, or 27.2%, for the 2002 third quarter compared to the 2001 third quarter. The decrease in the commissions was due to sales being made in-house and lowering the commissions paid to third-party referral sources. Cost of sales decreased from 74.2% of net revenues for the 2001 nine month period to 69.3% of net revenues for the 2002 nine month period. These costs decreased to 68.1% for the 2002 third quarter compared to 74.7% of net revenues for the 2001 third quarter. The decrease as a percentage of net revenues was primarily due to the change in our commission structure, which also accounts for the loss of third-party referral sources.

     Gross Profit - Gross profit increased by $145,393, or 5.3%, for the 2002 nine month period compared to the 2001 comparable period, and increased by $6,673, or 0.8%, for the 2002 third quarter compared to the 2001 third quarter. As a percentage of revenues, gross profit increased from 25.8% for the 2001 nine month period to 30.7% for the same period in 2002, and increased from 25.3% for the 2001 third quarter to 31.9% for the same period in 2002.

     Selling, General and Administrative - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. General and administrative expenses include salaries and benefits, rental of office space, professional fees and
other general office expenses.    These expenses increased by $698,039, or
30.2%, for the 2002 nine month period compared to the 2001 nine month period and increased by $234,160, or 27.9%, for the 2002 third quarter compared to the 2001 third quarter. The increase in these expenses was primarily due to increased costs from building in-house sales floors, as well as marketing costs for lead generation. As a percentage of revenues, these expenses increased from 21.8% for the 2001 nine month period to 32.0% for the 2002 nine month period, and increased from 24.0% for the 2001 third quarter to 38.5% for the same period in 2002.

     Operating Income - Operating income decreased by $552,646, or 127.9%, for the 2002 nine month period compared to the 2001 nine month period, and we recorded an operating loss of $227,487 in the 2002 third quarter compared to a $45,423 operating income for the 2001 third quarter. As discussed above, the 2002 nine month period decrease was primarily the result of a combination of an exceptionally successful 2001 first quarter and loss of third-party referral sources in the 2002. Operating margins decreased from 4.1% in the 2001 nine month period to a negative 1.3% in the 2002 nine month period, and decreased from 1.3% in the 2001 third quarter to a negative 6.5% in the 2002 third quarter. Earnings before interest, taxes, and other expense were a negative $87,150 for the 2002 nine month period and a positive $364,874 for the 2001 nine month period. Earnings before interest, taxes, and other expense were a negative $187,117 for the 2002 third quarter and income before interest, taxes, and other expense was a positive $23,546 for the 2001 third quarter.

     Other Income (Expense) - Total other income of $33,371 for the 2002 nine month period consisted of interest income primarily related to interest paid by our bank for deposits held in sweep accounts during the year, as well as sales of miscellaneous products. We recorded total other expense of $67,252 for the 2001 nine month period, which was primarily the result of accrued interest for loans from shareholders. For the 2002 third quarter we posted a $70,165 total other income compared to a total other expense of $8,860 for the 2001 third quarter.

     Net Income - Net income decreased by $280,866, or 123.7%, for the 2002 nine month period compared to 2001 nine month period. We recorded a net loss of $116,951 for the 2002 third quarter compared to a net income of $14,685 for the 2001 third quarter. Our earnings per share of common stock was $0.01 for the 2002 nine month period compared to $0.02 for the 2001 nine month period, and $0.00 for both the 2002 and 2001 third quarter.

     Factors That May Affect Future Results
     --------------------------------------

     Generating sufficient leads and producing the sales volume necessary to grow and expand our small office/home office (SOHO) division has continued to be extremely challenging as market conditions have also continued to struggle. Producing and providing sufficient leads to our Salt Lake City sales office has improved somewhat but remains a difficult challenge due to economic circumstances. Hiring quality sales representatives, training them sufficiently, and maintaining them long-term has not been as successful as we had hoped during third quarter. As stated previously, the challenge of effective lead generation and hiring quality sales representatives who stay with the company is expected to be an ongoing condition of success that will impact all SOHO sales in future quarters as well.

The seasonal component of sales within the small office/home office industry continued to have a negative impact during third quarter as well. This aspect did affect both lead generation and the ability to sell those leads during much of the third quarter, particularly July and August, as interest and responsiveness decrease during the summer months due to vacation and other distractions.

A number of these factors and others will continue to influence our success in maintaining and increasing small office/home office sales revenues, all of which have had a negative impact to some extent during the 2002 third quarter. As stated, lead generation can be inconsistent from week to week, due to market conditions and other causes, which can significantly limit sales. If creating leads cannot be maintained at a sufficient level, sales and revenues will suffer and sales employees will be difficult to retain. The state of the economy and market conditions will influence the buying decisions of the leads generated and sales may be impacted negatively. Normal turnover among sales representatives in the small office/home office industry, resulting in the loss of good employees and the need to train continually, can consume resources and cause inconsistent sales volume from week to week and month to month.

In addition, due to budget constraints and various legal issues, Tupperware Worldwide and Tupperware France determined during third quarter not to move forward with launching My.Tupperware.fr in France until further notice. IDI had anticipated launching the Array product with Tupperware France, which would likely lead to other opportunities in Europe as well, potentially providing significant added revenue and exciting new customer base internationally. IDI built and completed the product for launch before the LOI with Tupperware France was terminated. It is hoped that we can re-engage the project in 2004 for official launch.

     RISK FACTORS

     IDI Global, Inc.'s business operates in a highly competitive market that involves a number of risks, some of which are beyond our control. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook and operations and financial condition.

     We rely on co-marketing alliances to generate clients, end-users, and revenue, and these agreements might hinder us from directly contacting potential clients in certain industries. - We have entered into certain key co-marketing arrangements with strategic partners in order to use their industry and marketing expertise. Some of these arrangements may provide or allow co-marketing partners some exclusive rights to co-market our services in a particular industry, which will limit our right to contact potential clients in that industry. Also, if a co-marketing relationship is terminated, we may be unable to replace that relationship with other alliances that have comparable customer bases and user demographics. We expect that revenues generated from the sale of our products and services through such strategic co-marketing arrangements will account for a significant portion of our
revenues for the foreseeable future.   However, there can be no assurance that
such arrangements will be successful in generating meaningful revenue.

     We are dependent upon certain relationships with third parties, the loss of which may result in loss of customers. - We are dependent upon certain merchant and banking relationships, as well as strategic relationships with third parties, who provide payment gateways to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that instance, our customers may terminate their agreements with us and move their business to our competitors, which could have a significant effect on our revenues and earnings.

     Our sales may suffer if we lose certain outside referral sources. - We currently derive a significant portion of our customer referrals from outside sources. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our business, financial condition and results of operations. Although we are in the process of limiting our reliance upon these outside sources for customer referrals, we anticipate that a majority of our referrals will be generated by these sources for the foreseeable future. We have no assurance that referrals from these outside sources will continue to reach or exceed historical levels in the future.

     There are low barriers to entry in our market, which could result in increased competition in the future. - The market for Internet-based services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet products and services at a relatively low cost within relatively short time periods. As most market areas in which we operate continue to grow, we are experiencing increased competition, and we expect this trend to continue. Under our current competitive strategy, we endeavor to remain competitive by growing existing businesses, developing new businesses internally, selectively acquiring businesses, increasing efficiency, improving access to new markets, and reducing costs. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is difficult for us to anticipate which companies are likely to offer competitive products and services in the future.

     We expect our operating results to fluctuate, which makes it difficult to predict future performance. - We expect a portion of our revenue stream to come from set-up and other fees charged to new customers, which will fluctuate in amount. Sign-up for Internet e-commerce and web hosting services tend to be cyclical in nature. In addition, a relatively large portion of our expenses will be fixed in the short-term, particularly with respect to data communications and telecommunications costs, depreciation, real estate and personnel. Therefore, our future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs. Period-to-period comparisons of operating results is not necessarily meaningful and should not be relied upon as an indicator of future performance. Also, we could potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:
     o        demand for and market acceptance of new Internet services;
     o the introduction or enhancement of Internet services or access by us and/or our competitors;
     o        capacity utilization;
     o        technical difficulties, system downtime, or Internet brownouts;
     o fluctuations in data communications and telecommunications costs;
     o        subscriber retention;
     o the timing and magnitude of capital expenditures and requirements;
     o costs relating to the expansion or upgrading of operations, facilities, and infrastructure;
     o        changes in our pricing policies and those of our competitors;
     o        changes in regulatory laws and policies; and
     o general economic conditions, particularly those related to the Internet industry.

     Our business strategies and financial projections are based on various factors and assumptions, which may prove to be incorrect. - The information about our business has been prepared by us and is based on a number of variables, hypotheticals and assumptions about various matters, including the following:
     o General Internet industry information from third-party sources, including information respecting level of usage, continued growth, security protocol development, and other matters;
     o Expectations of management regarding managerial and financial resources available to us;
     o   Anticipated results of advertising and marketing activities;
     o   Estimates of market size and characteristics;
     o   Competitive conditions;

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

     We are subject to risks associated with research and development of new products. - The electronic commerce, web hosting and merchant processing markets in which we compete are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may be required to engage in a number of research and development projects, which carries the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In our core Internet-based services, these risks are even more acute. These projects could result in increased research and development costs in excess of historical levels and the loss of revenues. We could lose customers if the new products and services do not perform as intended or are not acceptable in the marketplace. Any delay in the delivery of new products or services could render them less desirable by our customers, or possibly even obsolete. In addition, the products and services we deliver to the small business market are designed to process critical transactions including key reports and other information associated with those transactions, all at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not timely delivered to our customers, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

     We are dependent upon merchant relationships which we may lose at anytime. - Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover such charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.
     From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along all such increased fees to our merchant customers in the future, we would have to absorb a portion of such increases thereby increasing our operating costs and reducing our profit margin.

     We may become subject to government regulation and legal uncertainties that could substantially impair our growth or expose us to unanticipated liabilities. - The adoption and interpretation of any future or currently existing regulations might have a negative impact on our business. The Internet industry is relatively new. The applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, content, copyrights, pricing of products and services, taxation, advertising, intellectual property rights, information security, distribution and characteristics and quality of products and services. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations. For example, some states have recently adopted laws affecting email marketing and advertising, and it is likely that all states may eventually adopt such laws. Because

IDI utilizes email marketing in its lead generation efforts, such laws may adversely impact our ability to generate leads effectively in the future, which could in turn negatively impact sales and revenues significantly.

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

     Future acquisitions may be unsuccessful, result in disruptions to our business or distractions of our management due to difficulties in assimilating acquired personnel and operations, or strain or divert our resources from more profitable operations. - We may acquire complementary businesses or technologies. Any such acquisition transaction may be expensive, time-consuming, and complicated. Acquisitions involve a number of special risks, including failure of management to integrate the acquired business into ourselves, failure to retain key personnel of the acquired business, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition, and results of operations. Further, even if we can identify suitable parties, we may not be able to obtain the financing necessary to complete any such transaction or consummate these transactions on terms that we find favorable.

     We may be unable to raise necessary funds through future equity or debt financing. - We anticipate that we will need to raise additional funds through additional equity and/or debt financing to meet our capital requirements. We may need to raise additional funds if we have underestimated our capital needs or if we incur unexpected expenses. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Further, our lack of tangible assets to pledge could prevent us from establishing debt-based sources of financing. The inability to raise all needed funding in potential offerings would adversely affect our ability to successfully implement the objectives of our business plan. There can be no assurance that we will be able to obtain additional debt or equity financing to meet our current or future requirements on satisfactory terms, if at all. Failure to obtain sufficient capital could materially adversely affect our business and results of operations.

     We cannot assure you that an active market will develop for our common stock. - Currently, we do have a public market for our common stock on the OTC Bulletin Board. However, historically, there has been only limited trading in our common stock and there can be no assurance that active trading in our common stock will develop or be sustained in the future. If active trading for our common stock were to develop, the stock might trade at prices that may be significantly affected by various factors such as economic forecasts, financial market conditions, reorganizations, acquisitions and quarterly variations in our results of operations.

     We will not pay dividends. - We do not anticipate paying cash dividends on our common stock in the foreseeable future. We are a holding company, and our ability to pay dividends is dependent upon the receipt of dividends from our direct and indirect subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     In March 2002 we completed our acquisition of idiglobal.com and became a revenue generating company on a consolidated basis. While we have recorded net income for the 2001 year on a consolidated basis, changes in our sales strategy related to development of in-house sales floors and changes in our commission structure reduced our net income for the nine month period ended September 30, 2002. Management intends to improve revenues and expand our business through targeted mergers and acquisitions and the continued
development of our sales and marketing force.   However, two announced
developments have been delayed for the time being.  (See, Part II, Item 5:
Other Information, below.)

     At September 30, 2002, we had $124,052 cash on hand compared to $204,664 as of December 31, 2001. Total current assets at September 30, 2002, were $1,289,582 compared to $1,127,297 at the 2001 year end. Total current liabilities were $1,979,430 at September 30, 2002, compared to $1,842,722 at the 2001 year end. The September 30, 2002, total current liabilities are primarily the result of $1,115,556 of notes payable with interest rates from 8% interest to 12% interest. Our accumulated deficit totaled $1,323,701 at the end of the 2002 nine month period compared to $1,269,883 at the 2001 year end.

     Net cash used by operating activities for the 2002 nine month period was $223,794 compared to net cash provided by operating activities of $593,800 for the 2001 nine month period. Net cash used by investing activities was $38,117 for the 2002 nine month period compared to $17,051 for the 2001 nine month period and was primarily related to purchase of software and equipment. Net cash provided by financing activities was $236,322 for the 2002 nine month period compared to $200,401 for the 2001 nine month period and was primarily the result of proceeds from the issuance of notes payable.

     Commitments and Liabilities
     ---------------------------

     Our principle commitments consist of equipment leases and operating leases for office space in various locations in Orem, Utah, Salt Lake City, Utah, and Dallas, Texas. As of December 31, 2001, our future lease payments on leases were $713,898 through 2005. Future annual equipment lease payments were $32,963 through 2004. In addition, we are obligated under an employment agreement with our CEO, Mr. Kevin Griffith. The employment agreement provides that Mr. Griffith receive an annual salary of $150,000, commissions of at least $2,000 per month up to $4,000 per month, and he is entitled to an incentive bonus of $27,000 based upon criteria established by our Board and stock options.

     During the 2002 third quarter we have attempted to mediate a legal dispute with a former employee who has claimed the right to a significant stock position and the right to certain commissions he alleges he earned during his employment with us. (See, Part II, Item 1: Legal Proceedings, below.) After hours of mediation the likelihood of resolving these issues was considered impossible because the settlement offers presented were not financially possible for us. We believe we have adequate documentation to refute these claims and we anticipate that we will take this matter to court. We incurred significant legal fees, approximately $83,000, during the third quarter related to this matter. Legal expense has more than doubled to over $235,000 for the nine months ended September 30, 2002 as compared to the same period last year. Most of the these legal fees are attributable to the legal proceeding related to this previous employee. Without these additional legal expenses we would have recorded only a slight loss in income for the quarter

     We also have two secured convertible promissory notes which are outstanding. On December 27, 2000, idiglobal.com granted a secured convertible promissory note to CasePak, Inc., a Utah corporation. CasePak loaned idiglobal.com $200,000, at 12% annual interest. The promissory note also provided for a 3% loan origination fee of $6,000 to be paid to CasePak. The amount due under the note may be converted into common stock at $0.20 per share. The note is payable in full on the earlier of: (i) July 1, 2002; (ii) default; (iii) closing of the sale of securities pursuant to a registration statement filed by idiglobal.com; or (iv) five days after the breach of the agreement by idiglobal.com. Late fees of 5% may be due if the note is paid late. This note is past due as of the date of this filing. If the note is converted into common stock, then the holder has the right to have those shares registered under any registration statement filed by us under the Securities Act of 1933.

     The second secured convertible promissory note was executed on April 16, 2001, with Kevin R. Griffith as the holder. idiglobal.com assumed the obligation to repay $300,000 provided to Worldwide Financial Holdings, Inc. by Mr.Griffith in anticipation of a merger with idiglobal.com. Worldwide Financial Holdings, Inc. loaned the $300,000 to idiglobal.com as part of an expected merger and when the parties agreed to terminate the merger, idiglobal.com agreed to assume this obligation. The terms of the note are similar to the CasePak note and this note has also been amended to an October 1, 2002, due date.

     Financing
     ---------

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


ITEM 3: CONTROLS AND PROCEDURES

     As a result of new SEC regulations, our Board formalized our disclosure controls and procedures by appointing a disclosure monitor and committee whose role is to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On October 22, 2002, our CEO and CFO evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, the CEO and CFO did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved our management who had a significant role in our internal controls. They did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                    PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     As previously reported in our Form 10-K for the 2001 fiscal year, upon completion of the acquisition of Internet Development and idiglobal.com, we became subject to any law suits brought against idiglobal.com. On December 30, 1999, Gary Winterton, a former employee of idiglobal.com, brought suit in the Fourth District Court for Utah County against idiglobal.com alleging he was not fully compensated under his employment contract because he was not given 12.5% of idiglobal.com's common stock. He alleged breach of contract, breach of the covenant of implied good faith and fair dealing, interference with contractual relations, disparagement, and alleged that idiglobal.com and its management engaged in a pattern of unlawful activity under Utah's racketeering statute. idiglobal.com's management believes the company is not liable because Mr. Winterton entered into an agreement for 150,000 common shares and failed to perform under his employment contract.

     On March 18, 2002, we filed a motion for summary judgment, and Mr. Winterton filed a memorandum in opposition to summary judgment on May 3, 2002. Then we filed a reply on May 29, 2002. On June 4, 2002, a hearing for summary judgment was conducted and on July 3, 2002, the judge issued a Memorandum Decision which granted summary judgment on the disparagement claim, but denied summary judgment on the remaining claims. We have attempted to mediate this claim, but the mediation was declared an impasse and we expect to litigate this matter.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     The following discussion describes all securities sold by us without registration during the 2002 third quarter through a recent date.

     On July 31, 2002, we granted warrants to purchase an aggregate of 800,000 common shares to Summit Resource Group, Inc. in consideration for investor relations consulting services. The exercise prices of the warrants are 500,000 shares at $2.75, with 250,000 vesting on July 31, 2002, and 250,000 vesting on June 1, 2002. Then the remaining 300,000 shares have an exercise price of $3.75 and vest November 1, 2002. All of the warrants have a five year expiration and include registration rights. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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


ITEM 5: OTHER INFORMATION

     Motor Millions and Internet Development have decided not to pursue their previously announced letter of intent, in which Internet Development would have acquired Motor Millions. On July 18, 2002 IDI Global entered into a letter of intent to acquire Motor Millions, LLC, an Arizona limited liability company, as a wholly-owned subsidiary. Motor Millions is in the business of providing a program to individuals to create their own home based business. After conducting due diligence and considering the overall market, both parties determined that this was not the appropriate time to consummate such an acquisition. Both companies are committed to ongoing business together and the possibility for a future acquisition has not been eliminated.

     Tupperware France S.A. notified Internet Development that the anticipated launch in France of our web-based applications would need to be postponed to a later date. This initiative had been planned for the fourth quarter and we had projected meaningful account and revenue growth, which will not be realized in 2002. Tupperware remains an outstanding client and both companies are committed to ongoing account growth, both domestically and internationally.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)  PART II EXHIBITS.
     ------------------

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

3.1     Articles of Incorporation, as amended
        (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)

3.2     Restated bylaws of IDI Global, Inc.
        (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)

10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002)

10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002
        (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)

10.3 Form of Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith and CasePak, Inc., as amended
        (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)

10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002
        (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)

21.1    Subsidiaries of IDI
        (Incorporated by reference to exhibit 21.1 for Form 10-KSB, filed January 31, 2002)

(B)  REPORTS ON FORM 8-K.
     --------------------

     None

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   IDI Global, Inc.



                                  /S/ Steven R. Comer
Date: 11/13/02               By:________________________________________
                                 Steven R. Comer
                                 President and Director




                                  /s/ Kevin R. Griffith
Date: 11-13-02               By: __________________________________________
                                 Kevin R. Griffith
                                 CEO, Secretary/Treasurer, and Director




                                  /s/ Melanie Young
Date: 11-13-02               By: _____________________________________
                                 Melanie Young
                                 Chief Financial Officer



              CHIEF EXECUTIVE OFFICER CERTIFICATION


I, Kevin R. Griffith, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of IDI Global, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         11-13-02             /S/ Kevin R. Griffith
Date:_______________          __________________________________________
                              Kevin R. Griffith, Chief Executive Officer


              CHIEF FINANCIAL OFFICER CERTIFICATION

I, Melanie Young, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of IDI Global, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         11-13-02            /S/ Melanie Young
Date: ____________          ____________________________________
                              Melanie Young, Chief Financial Officer