Form 10KSB
period 2002-12-31
IDI GLOBAL INC
filed 2003-03-31
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002


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

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $12,303,448

As of March 26, 2003, the registrant had 11,750,000 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was approximately $1,725,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              PART I
Item 1.  Description of business............................................3
Item 2.  Description of property ...........................................6
Item 3.  Legal proceedings .................................................7
Item 4.  Submission of matters to a vote of security holders ...............7

                             PART II

Item 5.  Market for common equity and related stockholder matters...........7
Item 6.  Management's discussion and analysis..............................10
Item 7.  Financial statements .............................................16
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure..............................................36

                             PART III

Item 9.  Directors and executive officers; Compliance with Section 16(a)...36
Item 10. Executive compensation............................................37
Item 11. Security ownership of certain beneficial owners and management ...39
Item 12. Certain relationships and related transactions....................40
Item 13. Exhibits and reports on Form 8-K..................................41
Item 14. Controls and Procedures...........................................41
Signatures and Certifications..............................................43





                    FORWARD LOOKING STATEMENTS

     In this annual report references to "IDI," "we," "us," and "our" refer to IDI Global, Inc.

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within IDI's control. These factors include but are not limited to economic conditions generally and in the markets in which IDI may participate; competition within IDI's chosen industry, including competition from much larger competitors; technological advances and failure by IDI to successfully develop business relationships.

                              PART I

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

     Then on January 23, 2002, IDI Global formed a wholly-owned subsidiary, Internet Development, Inc., a Nevada corporation, for the purpose of completing a forward triangular merger between Internet Development and idiglobal.com, Inc. a Delaware corporation ("idiglobal.com"). Internet Development delivered approximately 7,500,000 shares of IDI Global common stock to idiglobal.com's seventeen shareholders in exchange for 100% of idiglobal.com's shares. The former idiglobal.com shareholders beneficially owned 65% of IDI Global's outstanding common stock immediately following the acquisition. This transaction was treated as a reverse acquisition with idiglobal.com being the accounting acquirer and was completed on March 14, 2002. (See, "Management's Discussion and Analysis - Reverse Triangular Merger," below, for more details on this transaction.)

     On December 16, 2002, IDI Global, Inc. formed a wholly-owned subsidiary, New Connexions, Inc., a Nevada corporation. This subsidiary is a applications service provider of unique web based Internet applications for companies that have large affiliate networks. New Connexions provides in-house servers and management to host all of its applications and control security for its customers.

Internet Development's Business

     IDI Global is a holding company operating through its wholly-owned subsidiary, Internet Development. Internet Development designs, develops and markets user-friendly, web-based software applications and development tools on an integrated service platform. Its products allow both large organizations comprised of a substantial network of affiliates within specific vertical markets, as well as small stand-alone businesses to exploit the full capabilities of the Internet as a communications, information management, marketing and e-commerce platform. Internet Development's applications and tools enable vertical organizations to deploy, integrate, interact with and centrally administer large networks of e-commerce enabled affiliated web sites.

     Products

     QuickSite Builder - QuickSite Builder was developed in 1997 and is a completely browser-based, point-and-click website builder technology for the Internet. QuickSite Builder allows a user without any programming knowledge to build a functional, e-commerce enabled website in a short time. Through QuickSite Builder small businesses have access to an application service platform that is sophisticated, functional and versatile; but also affordable. Available features include auto-responders, counters, banners, search engine site registration, online shopping mall presence, shopping cart, merchant account, secure online ordering and transaction processing, e-mail, incentive sweepstakes giveaways and customer demographic proofing. Internet Development intends to bundle QuickSite Builder with a business education course that is designed to help small business owners make optimal use of e-commerce and Internet Development's web technology.

     ARRAY - ARRAY is an integrated suite of web applications and development tools that provide a customizable, database-driven virtual intranet/extranet and e-commerce solution for any large vertical enterprise with a sizable network of affiliates. ARRAY enables organizations to deploy, integrate, interact with and centrally administer a large network of e-commerce enabled affiliate websites, while maintaining a consistent, unified brand image for the organization as a whole. Using ARRAY, a network of distributed affiliate websites can be rapidly and inexpensively deployed, interconnected and e-commerce enabled. ARRAY provides the corporate parent and each affiliate with a unique, personalizable, and highly functional e-commerce website. The parent company avoids having to invest heavily in the development of an entire Internet division and web-enabling technology because ARRAY is an outsourced and hosted application platform. In addition, because ARRAY is built on a flexible, scalable and customizable platform capable of integrating other applications and services, the platform can readily accommodate any organization's custom requirements as well as new features that the organization may want to add in the future.

     ARRAY is designed to provide each affiliate with the ability to create and maintain a unique business presence with simple point-and-click technology. At the same time, ARRAY allows the parent organization (1) to project a consistent, world-class brand on the Internet; and (2) to maintain complete umbrella control through a database-driven feature called the "Administrative Area." The Administrative Area can incorporate sophisticated tools for publishing, monitoring and controlling content on affiliate websites; tracking commissions; establishing genealogy; analyzing statistics; delivering intelligent advertising; and evaluating critical data. The system has the ability to interface with multiple databases to access, extract or download information from anywhere in the world.

     For the affiliate, ARRAY represents a flexible and easy-to-use productivity solution permitting initial setup and updates to a website without requiring the user to have programming knowledge. It provides the following features to the affiliate user:

..    Automation of administrative tasks, such as product ordering, billing and reporting
..    Downline management, accounting, tracking and monitoring
..    Website statistical analysis
..    Customer tracking and profiling
..    Intelligent targeted advertising
..    Personal productivity tools (online contact management, calendaring, event planning)
..    E-commerce tools (shopping cart, secure payment, transaction processing, site links)
..    Publishing of product catalogues
..    Proprietary, sophisticated e-mail
..    Access to relevant database information

     The Site Manager tool allows each distributor to administer his or her website in a unique fashion, enjoying the ability to update news and events, welcome messages, announcements, and product displays, as well as choose among numerous professionally designed templates pre-approved by the parent company and exuding the appropriate look and feel of the parent company. The site also contains an area that allows the distributor to post messages and communicate with his or her upline and downline.

     Market

     QuickSite Builder is targeted at small businesses and small office/home office (SOHO) entrepreneurs who wish to establish an online business presence quickly, easily and cost-effectively. Target customers are all pre-qualified leads based on lists of individuals who have previously purchased business education products or services through "infomercials" or other direct sales channels. Internet Development also acquires new customers through call center activities and qualified third-party leads.

     ARRAY has been marketed primarily to the United States direct sales industry. While direct sales organizations stand to benefit greatly from the capabilities of the Internet, the industry has been slow to embrace the Internet in a coherent fashion. The industry required an affordable, integrated web-based solution that allows (i) parent corporations to interact with a vast network of independent distributors and (ii) independent distributors in turn to interact with their own sponsors, downlines, recruits and customers. Additionally, these organizations must have control over the content that is delivered via the Internet by distributors from a regulatory compliance, corporate image and public relations standpoint, which ARRAY allows them to accomplish

     The complex, hierarchal direct sales industry is ideally suited to exploiting the Internet for communications, commerce and community. Direct sales organizations require a comprehensive web-based solution that (1) offers a professional yet quick, easy and affordable online presence to the individual distributors (who are typically sole proprietors working out of a home office) and (2) delivers low-cost, user-friendly organizational management, distribution, marketing, communications, personal productivity, back-office and online retail sales tools to increase productivity and sales. We believe that ARRAY satisfies the needs of this market niche.

     Distribution

     Internet Development relies on the marketing expertise and contracts of its own in-house sales force as well as third-party resellers for marketing and distribution. Internet Development has forged strong strategic relationships, based on revenue sharing arrangements and joint product development initiatives, with leading network marketers and clients in vertical markets. Internet Development is also working with several leading developers of specialized database programs and back office software applications for direct sales companies to integrate their products into ARRAY at a future date.

     Internet Development has focused its initial marketing efforts on the parent companies and principal lines of sponsorship of leading direct sales companies. By so doing, Internet Development is able to harness the existing internal marketing infrastructure of these organizations to promote its products downline to millions of independent distributors. Direct sales companies are by nature efficient marketing organizations, with a revenue model predicated on the parent selling products to independent distributors, who in turn recruit and sell products to their own network of distributors.

     Internet Development's marketing strategy is to compel this existing sales network to sell its ARRAY product to the independent distributors by establishing ARRAY not only as a cost saving measure, but also as a profit center for the parent company. The corporate parent is paid a recurring monthly commission for each distributor who signs up for a personal website. The parent is thus encouraged to endorse and aggressively promote the product to the sales organization. Recurring revenues are created by providing independent affiliates with their own e-commerce enabled websites for an initial set-up fee and monthly hosting fee. Value-added services will be available to the affiliates for an additional monthly fee. Also, distributors who refer the product to other distributors may be given a discount off their own monthly hosting fee.

     ARRAY has been adopted by several large direct sales companies, including such industry leaders as New Vision and Tupperware. Thousands of independent distributors are currently using the product at an average price of $15.00 per month. Exclusive multi-year contracts prohibit these companies from working with another developer for the same applications. Under the terms of these agreements, upon termination of the agreement, Internet Development is entitled to remove the web technology and underlying source code for all of the applications developed for the corporation.

     Internet Development expects to introduce ARRAY to other high-growth business-to-business and business-to-customer vertical markets characterized by a large network of affiliated distributors, dealers, brokers, agents, members or independent service providers. These adjacent vertical markets include the telecom, medical, real estate brokerage, healthcare and financial services industries, among many others.

     Competition

     There are now numerous other self-replicating website development programs available on the market. ARRAY does not currently face significant direct competition in the markets we are pursuing. ARRAY competes primarily with custom, proprietary enterprise solutions usually developed internally or outsourced by a company. These proprietary solutions are expensive and difficult to implement and maintain. Kinzan.com represents a very good example of a competitor that provides similar services as ARRAY. Kinzan.com develops distributed e-commerce enabled web networks with centralized administrative functions. Kinzan.com targets primarily traditional offline retailers, franchisers, durable goods manufacturers, media companies and professional organizations.

     To a lesser extent, ARRAY selectively competes in certain of its specific applications with web site publishing companies, integrated business applications providers, publishers of web-authoring and content management software, and Internet infrastructure software developers.

     We maintain our competitive position because our program is easy to use and functional. Also, we have focused our efforts on rapid market penetration sold through proven reseller channels and segment-specific strategic partners to capture significant market share and create a barrier to entry. Internet Development will continue to leverage its website design expertise and applications technology developed for large enterprises to develop leading-edge web applications for small businesses and consumer markets and to bundle this technology with its expertise in business education and training to create innovative courses.

     Principal Suppliers

     We do not depend on outside suppliers because our technology is developed internally and our clients' web sites are hosted in-house on our own servers. We do use established telecom providers for our T-1's and other lines and Internet access. However, we rely on multiple providers in order to ensure redundancy and adequate backup. In addition, we use computer manufactures for our hardware needs, but do not rely on a specific manufacturer.

     Major Customers

     During the years ended December 31, 2002 and 2001, we had one customer, Tupperware Corporation, that accounted for nearly 12% of our total revenues. For the 2002 year we had several large ARRAY customers who accounted for over 20% of our total revenues compared to over 75% of our revenues coming from small office/home office customers. For the 2001 year over 75% of our total revenues were from the small office/home office customers and 20% of our total revenues were generated by our ARRAY clients.

     During the year ended December 31, 2002, Professional Marketing International provided leads to us that generated 67% of total revenues compared to 82% of total revenues generated by leads from Professional Marketing International for the 2001 year.

     Intellectual Property

     Until now, Internet Development has internally developed all of its own proprietary source code for its applications. To the best of our knowledge, ARRAY's corporate Administrative Area, with its umbrella control and processing capabilities, is unique. We have exclusive agreements with each ARRAY client to provide technology for their e-commerce and individual web site needs. In addition, Internet Development has established a trademark for "Hot Site Caf " and has a copyright for ARRAY.

     Employees

     IDI Global does not have any employees. However, Internet Development currently employs 54 full time employees. Our employees are not presently covered by any collective bargaining agreement. We believe that our relations with our employees are good, and we have not experienced any work stoppages.

                 ITEM 2: DESCRIPTION OF PROPERTY

     Our operations are headquartered in a new 12,685 square foot facility located in the Stratford Park business complex in Orem, Utah. Internet Development entered into a lease agreement with Stratford Park, L.C on July 7, 2002. The lease provides for a five year term, which commenced on September 1, 2000, and expires on August 30, 2005, and requires a monthly rent of approximately $14,635. The lease may be terminated by the landlord in the case of damage or destruction of the property by fire, subject to listed conditions in the lease, with written notice within 30 days of the casualty. The lease also may be terminated by the landlord if we fail to pay rent, make a material false statement in connection with the negotiation of the lease, abandon or vacate the property, fail to abide by the terms and covenants of the lease, or if we declare bankruptcy.

                    ITEM 3: LEGAL PROCEEDINGS

    On December 1999, Gary Winterton, a former employee of idiglobal.com brought suit in the Fourth District Court for Utah County against idiglobal.com alleging he was not fully compensated under his employment contract because he was not given 12.5% of idiglobal.com's common stock and he alleged that idiglobal.com slandered him by informing other employees of his position with that company, and that his treatment by that company was unlawful under Utah's racketeering statute. On March 18, 2002, we filed a motion for summary judgment, and Mr. Winterton filed a memorandum in opposition to summary judgment on May 3, 2002. Then we filed a reply on May 29, 2002. On June 4, 2002, a hearing for summary judgment was conducted and on July 3, 2002, the judge issued a Memorandum Decision which granted summary judgment on the disparagement claim, but denied summary judgment on the remaining claims. Management believes we have adequate documentation to refute these claims and we anticipate that we will take this matter to court.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is listed on the NASD OTC Bulletin Board under the symbol "IDIB." Prior to January 25, 2002, our symbol was "BENN." We had little market activity in our stock prior to January 25, 2002. The following table presents the range of the high and low bid of our stock as reported by the OTC Bulletin Board. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

     Year     Quarter Ended          High Bid   Low Bid
     -----    -------------          --------   -------

     2002     March 31               $ 5.20     $ 2.75
              June 30                  6.10       2.00
              September 30             2.61       0.53
              December 31              0.60       0.16

     Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

     As of January 30, 2002, we had approximately 110 stockholders of record.

Dividends

     We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business. We are not presently subject to any restriction on our present or future ability to pay any dividends, but the payment of any cash dividends on our common stock is unlikely. However, our Board of Directors may revisit this matter from time to time and may determine our earnings, financial condition, capital requirements and other factors allow for the payment of dividends.

Securities Authorized Under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements.


               Equity Compensation Plan Information

individual compensation arrangements.


               Equity Compensation Plan Information
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- -----------------
Equity compen-
sation plans
approved by
security holders         0                     0                0

Equity compen-
sation plans not
approved by          6,075,155             $ 0.15               0
security holders       800,000               3.12               0
-----------------------------------------------------------------------------
Total                6,875,155             $ 0.49               0
-----------------------------------------------------------------------------

     As part of the merger between Internet Development and idiglobal.com, we agreed to honor option agreements granted by idiglobal.com to its employees and management prior to the merger. As a result, we will honor options to purchase an aggregate of 5,156,000 shares of IDI Global's common stock. These options expire through April 2007 and have exercise prices up to $0.50 per share.

     Individual Compensation Arrangements - On July 31, 2002, we entered into a consulting contract with Summit Resource Group, Inc. Summit Resource Group agreed to provide investor relations consulting services related to dealing with NASD broker/dealers and the investing public. The term of the agreement was for a six month period and could be terminated by either party with a 45-day written notice after the agreement had been effective 90 days. We agreed to grant warrants to Summit Resource Group to purchase an aggregate of 800,000 shares. Warrants with an exercise price of $2.75 to purchase 250,000 shares vested on the effective date of the agreement and another 250,000 vested on September 1, 2002. The remaining 300,000 warrants, with an exercise price of $3.75 vested on November 1, 2002.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us within the past three years without registration:

     On December 16, 2002, we granted 250,000 shares, valued at $62,500, to Douglas J. Burdick in consideration for a marketing/licensing agreement for technology. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On November 1, 2002, we granted options to purchase 500,000 shares of our common stock to non-qualified employees for technology. The options were valued at $88,700 based on the Black-Scholes pricing model. The options have an exercise price of $0.20, a vesting period of two years and expire five years from the date of issuance, November 1, 2007. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

     On November 1, 2002, we granted options to purchase 1,091,155 shares of our common stock to qualified employees. The options were valued at $193,570 based on the Black-Scholes pricing model. The options have an exercise price of $0.20, a vesting period of two years and expire five years from the date of
issuance, November 1, 2007.   We relied on an exemption from registration for
a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

     We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under Sections 3(b) and 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

         ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS

    We are a holding company with two wholly-owned subsidiaries, Internet Development, Inc. and New Connexions, Inc. Internet Development designs, develops and markets user-friendly, Internet-based software applications and development tools on an integrated service platform for small business customers and customers that have large affiliate networks. We also provide Internet-based applications to small business and home office businesses that require web and e-commerce tools to create a virtual presence on the Internet. New Connexions holds marketing rights to a unique web baased Internet applications for companies that have large affiliate networks.

      Forward Triangular Merger - On March 14, 2002, IDI Global completed a forward triangular merger between Internet Development and idiglobal.com, Inc. Per the terms of the arm's-length agreement, Internet Development delivered approximately 7,500,000 shares of IDI Global common stock, valued at $1.5 million, to the idiglobal.com's shareholders in exchange for their idiglobal.com shares. For accounting purposes, this transaction was treated as a reverse acquisition with idiglobal.com being the accounting acquirer. Accordingly, idiglobal.com's results of operation are consolidated with IDI Global's from the closing date and all historical information prior to the acquisition date is that of idiglobal.com.

Results of Operations

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three and years ended December 31, 2002 and 2001. The 2001 periods depict historical information of idiglobal.com.

     Revenues - Revenues include sales of software and other products and training and consulting services. Net revenues decreased by $1,118,656, or 8.3%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. The decrease in revenues for the year ended December 31, 2002, was attributable to the loss of third-party referral sources during the first quarter of 2002. These third-party referral sources generated significant revenues in the 2001 first quarter.

     Cost of Sales - Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. Cost of sales decreased by $1,265,534 or 13.0%, for the 2002 year compared to the 2001 year. The decrease in the commissions was due to sales being made in-house and lowering the commissions paid to third-party referral sources. Cost of sales decreased from 72.5% of net revenues for the 2001 year to 68.8% of net revenues for the 2002 year. The decrease as a percentage of net revenues was primarily due to the change in our commission structure, which also accounts for the loss of third-party referral sources.

     Gross Profit - Gross profit increased by $146,878, or 4.0%, for the 2002 year compared to the 2001 year. As a percentage of revenues, gross profit increased from 27.4% for the 2001 year to 31.1% for the same period in 2002.

     Selling, General and Administrative - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. General and administrative expenses include salaries and benefits, rental of office space, professional fees and other general office expenses.

These expenses increased by $848,370, or 25.6%, for the 2002 year compared to the 2001 year. The increase in these expenses was primarily due to increased costs from building in-house sales floors, as well as marketing costs for lead generation. As a percentage of revenues, these expenses increased from 24.6% for the 2001 year to 33.8% for the 2002 year.

     Operating Income - Operating income decreased by $701,493, or 191.1%, for the 2002 year compared to the 2001 year. As discussed above, the 2002 year decrease was primarily the result of an exceptionally successful 2001 first quarter and loss of third-party referral sources in the 2002 first quarter. Operating margins decreased from 10.0% in the 2001 year to a negative 8.7% in the 2002 year. Earnings before interest, taxes, and other expense were a negative $334,460 for the 2002 year and a positive $367,032 for the 2001 year.

     Other Income (Expense) - Total other income of $118,912 for the 2002 year consisted of interest income primarily related to interest paid by our bank for deposits held in sweep accounts during the year, as well as sales of miscellaneous products. We recorded total other expense of $128,073 for the 2001 year, which was primarily the result of accrued interest for loans from shareholders.

     Net Income - Net income decreased by $477,879, or 295.3%, for the 2002
year compared to 2001 year.   Our earnings per share of common stock was a
negative $0.03 for the 2002 year compared to a positive $0.01 for the 2001 year.

Liquidity and Capital Resources

     In March 2002 we completed our acquisition of idiglobal.com and became a revenue generating company on a consolidated basis. While we have recorded net income for the 2002 year on a consolidated basis, changes in our sales strategy related to development of in-house sales floors and changes in our commission structure reduced our net income for the year ended December 31, 2002. Management intends to improve revenues and expand our business through targeted mergers and acquisitions and the continued development of our sales and marketing force.

     At December 31, 2002, we had $172,965 cash on hand compared to $204,664 as of December 31, 2001. Total current assets at December 31, 2002, were $1,112,432 compared to $1,127,297 at the 2001 year end. Total current liabilities were $2,182,947 at December 31, 2002, compared to $1,842,722 at the 2001 year end. The December 31, 2002, total current liabilities are primarily the result of $1,204,733 of notes payable, with interest rates from 8% interest to 12% interest. Our accumulated deficit totaled $1,585,952 at the end of the 2002 year compared to $1,269,883 at the 2001 year end.

     Net cash used by operating activities for the 2002 year was $270,132 compared to net cash provided by operating activities of $639,384 for the 2001 year. Net cash used by investing activities was $41,800 for the 2002 year compared to $56,006 for the 2001 year and was primarily related to purchase of software and equipment. Net cash provided by financing activities was $286,607 for the 2002 year compared to $189,647 for the 2001 year and was primarily the result of principal payments offsetting proceeds from the issuance of notes payable.

     Commitments and Contingencies - Our principle commitments consist of operating leases for office space in Orem, Utah, and Salt Lake City, Utah. As of December 31, 2002, the total monthly lease payments for two offices is $16,393 and our future lease payments on leases were $528,048 through 2005.

     During the 2002 year we attempted to mediate a legal dispute with a former employee who has claimed the right to a significant stock position and the right to certain commissions he alleges he earned during his employment with us. (See, Legal Proceedings, above.) After hours of mediation the likelihood of resolving these issues was considered impossible because the settlement offers presented were not financially possible for us. We believe we have adequate documentation to refute these claims and we anticipate that we will take this matter to court. We incurred significant legal fees, approximately $118,000, during the 2002 year related to this matter.

Legal expense has more than doubled to over $270,000 for the year ended December 31, 2002 as compared to the same period last year. Most of these legal fees are attributable to the legal proceeding related to this previous employee. Without these additional legal expenses we would have recorded only a slight loss in income for the quarter

     We also have two secured convertible promissory notes that are outstanding. On April 16, 2001, idiglobal.com granted a secured convertible promissory note to Kevin R. Griffith. idiglobal.com assumed the obligation to repay $300,000 provided to Worldwide Financial Holdings, Inc. by Mr.Griffith in anticipation of a merger with idiglobal.com. Worldwide Financial Holdings, Inc. loaned the $300,000 to idiglobal.com as part of an expected merger and when the parties agreed to terminate the merger, idiglobal.com agreed to assume this obligation. The promissory note carries 12% interest and, in addition to the principle and interest, Mr.Griffith will also receive a loan origination fee of $9,000. The note is payable in full on the earlier of: (i) July 1, 2002; (ii) default; (iii) closing of the sale of securities pursuant to a registration statement filed by idiglobal.com; or (iv) five days after the breach of the agreement by idiglobal.com. Late fees of 5% may be due if the note is paid late. This note is past due as of the date of this filing.

     The second convertible promissory note had terms similar to the Griffith
note and was entered into on December 27, 2000.   idiglobal.com granted a
secured convertible promissory note to CasePak, Inc., a Utah corporation. CasePak loaned idiglobal.com $200,000, at 12% annual interest. The promissory note also provided for a 3% loan origination fee of $6,000 to be paid to CasePak. The amount due under the note may be converted into common stock at $0.20 per share. The note is payable in full on the earlier of: (i) July 1, 2002; (ii) default; (iii) closing of the sale of securities pursuant to a registration statement filed by idiglobal.com; or (iv) five days after the breach of the agreement by idiglobal.com. Late fees of 5% may be due if the note is paid late.  This note is past due as of the date of this filing.

     Financing - While we are able to fund our operations by revenues and loans for the short term, we anticipate future acquisitions will increase revenues to fund operations and our growth over time. We have taken steps to reduce our monthly burn rate and to become cash flow positive, but we believe we may need an additional $1 million to $2 million in 2002 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

     Should external capital be required, we intend to structure private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. However, based on current market conditions in the technology sector and the uncertainty caused by the conflict in Iraq, we may be unable to consummate a private placement on acceptable terms. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

     Management may investigate acquisitions in order to acquire technology. We cannot predict the manner in which we may complete future acquisitions and management will determine the method used based upon our review and our relative negotiating strength. Possible methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We likely will acquire a business opportunity through the issuance of common stock or other securities. We expect to issue private placements of stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Risks of the Business

..    We are unable to satisfy certain of our obligations through our generated revenues. Our revenues and operating results have varied significantly from period to period. Although our earnings are becoming more predictable as the market for our services and products begins to mature, our revenues and operating results can be expected to fluctuate somewhat for a variety of reasons beyond our control, which may result in our quarterly operating results from time to time being below the expectations of public market analysts and investors. In that case, we expect that the price of our common stock would be materially and adversely affected.

..    We may need additional external capital and may be unable to raise it.
Based on our current growth plan we believe we may require $1 to $2 million additional financing within the next twelve months to remain competitive in our market. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. Also, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans. If we are unable to obtain additional capital, then we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds. If we issue our securities for capital, the interests of investors and shareholders could be diluted.

..    We rely on co-marketing alliances to generate clients, end-users, and revenue, and these agreements might hinder us from directly contacting potential clients in certain industries. We have key co-marketing arrangements with strategic partners in order to use their industry and marketing expertise. Some of these arrangements may provide or allow co-marketing partners some exclusive rights to co-market our services in a particular industry, which will limit our right to contact potential clients in that industry. Also, if a co-marketing relationship is terminated, we may be unable to replace that relationship with other alliances that have comparable customer bases and user demographics. This limitation may affect our revenues because we expect that revenues generated from the sale of our products and services through these strategic co-marketing arrangements to account for a significant portion of our revenues for the foreseeable future. However, there can be no assurance that these arrangements will be successful in generating meaningful revenue.

..    We are dependent upon certain relationships with third parties, the loss
of which may result in loss of customers.   We are dependent upon certain
merchant and banking relationships, as well as strategic relationships with third parties, who provide payment gateways to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that instance, our customers may terminate their agreements with us and move their business to our competitors, which could have a significant effect on our revenues and earnings.

..    Our sales may suffer if we lose certain outside referral sources.   We
currently derive approximately 70% of our customer referrals from outside sources. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our revenues. We are in the process of limiting our reliance upon these outside sources for customer referrals, we anticipate that a majority of our referrals will be generated by these sources for the foreseeable future.

..    We expect our operating results to fluctuate, which makes it difficult to predict future performance. We expect a portion of our revenue stream to come from set-up and other fees charged to new customers, which will fluctuate in amount. Sign-up for Internet e-commerce and web hosting services tend to be cyclical in nature. In addition, a relatively large portion of our expenses will be fixed in the short-term, particularly with respect to data communications and telecommunications costs, depreciation, real estate and personnel. Therefore, our future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.
     Period-to-period comparisons of operating results is not necessarily meaningful and should not be relied upon as an indicator of future performance. Also, we could potentially experience significant fluctuations in future operating results caused by a variety of factors, many of which are outside of our control, including:
     .   demand for and market acceptance of new Internet services;
     . the introduction or enhancement of Internet services or access by us and/or our competitors;
     .   capacity utilization;
     .   technical difficulties, system downtime, or Internet brownouts;
     .   fluctuations in data communications and telecommunications costs;
     .   subscriber retention;
     .   the timing and magnitude of capital expenditures and requirements;
     . costs relating to the expansion or upgrading of operations, facilities, and infrastructure;
     .   changes in our pricing policies and those of our competitors;
     .   changes in regulatory laws and policies; and
     . general economic conditions, particularly those related to the Internet industry.

..    Our business strategies and financial projections are based on various factors and assumptions, which may prove to be incorrect. The information about our business has been prepared by us and is based on a number of variables, hypotheticals and assumptions about various matters, including the following:
     o General Internet industry information from third-party sources, including information respecting level of usage, continued growth, security protocol development, and other matters;
     o Expectations of management regarding managerial and financial resources available to us;
     o   Anticipated results of advertising and marketing activities;
     o   Estimates of market size and characteristics;
     o   Competitive conditions;
     o   Future capital requirements; and
     o   Rates of growth.
This information is based on present circumstances, third party data believed reliable, but not fully verified or verifiable by management, our estimates, and on events that have not occurred, which may not occur, or which may occur with different sequences and consequences from those now assumed or anticipated. All information, estimates, and projections must be considered in light of the emerging nature of the Internet industry and the uniqueness of our business plan and strategy. If investors were to consult with their own advisors or other industry experts, it should be expected that their views may differ from those set forth herein. No assurance can be given that all material assumptions have been considered. No representation or warranty of any kind is made by us, and none should be inferred, respecting the future accuracy or completeness of these forward-looking material.

..    We are subject to risks associated with research and development of new
products.   The electronic commerce, web hosting and merchant processing markets in which we compete are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may be required to engage in a number of research and development projects, which carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In our core Internet-based services, these risks are even more acute. These projects could result in increased research and development costs in excess of historical levels and the loss of revenues. We could lose customers if the new products and services do not perform as intended or are not acceptable in the marketplace.
     Any delay in the delivery of new products or services could render them less desirable by our customers, or possibly even obsolete. In addition, the products and services we deliver to the small business market are designed to process critical transactions including key reports and other information associated with those transactions, all at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not timely delivered to our customers, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

..    If competitive practices prevent our passing along all these increased fees to our merchant customers in the future, we would have to absorb a portion of these increases thereby increasing our operating costs and reducing our profit margin. Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.
 From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases.

..    We are subject to intense competition from large and small companies which limits our ability to obtain market share. We face competition in the overall Internet software market, as well as in the web site building market. Our success in obtaining market share will depend upon our ability to build name brand recognition and to provide cost-effective products and services to our customers. We have developed our products to meet the needs of small businesses and we believe the generality of our competitors' services may be inadequately addressing our potential customers' needs. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop and as additional competitors enter our market. In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to obtain market share and may force our prices down.

..   We may experience software defects which may damage customer relations.
Despite rigorous testing, our software may nevertheless contain undetected bugs, errors or experience failures when introduced, or when the volume of services provided increases. Any material errors could damage the reputation of our service or software, as well as damage our customer relations. We have detected errors, defects, and bugs in the past and have corrected them as quickly as possible. Correcting any defects or bugs we may discover in the future may require us to make significant expenditures of capital and other resources. We believe that we follow industry-standard practices relating to the identification and resolution of errors, defects, or bugs encountered in the development of new software and in the enhancement of existing features in our products. As of this date we have not experienced any material adverse effect by reason of an error, defect, or bug.

..    We may experience breakdowns in our hosting services, infrastructure or payment processing systems, which may expose us to liabilities and cause customers to abandon our products and services. We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted. Events that could cause system interruptions are:
     .  fire,
     . earthquake, power loss, terrorist attacks, . telecommunications failure, and
     .  unauthorized entry or other events.
     Although we regularly back up data from operations, and take other measures to protect against loss of data, there is still some risk of these losses.
     Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rouge employees or similar sources of disruption. Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance, and other security measures. However, we cannot assure you that these contractual limitations on liability would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we might sustain.
     Also, a breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services or possible litigation.

..    We depend upon our proprietary rights, none of which can be completely safeguarded against infringement. Our ability to compete effectively will depend, in part, upon our ability to, through a combination of licenses and trade secrets. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions.
     We rely upon trade secrets with respect to our source code and functionalities and other unpatented proprietary information in our product development activities. We seek to protect trade secrets and proprietary knowledge in part through confidentiality agreements with our employees, resellers, and collaborators. These agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of this information.
     If employees or collaborators develop products independently that may be applicable to our products under development, disputes may arise about ownership of proprietary rights to those products or services. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. It would be impossible to predict whether litigation might be successful.


                   ITEM 7: FINANCIAL STATEMENTS

                IDI GLOBAL, INC. AND SUBSIDIARIES

                Consolidated Financial Statements

                    December 31, 2002 and 2001

                         C O N T E N T S


Auditor's Report............................................................3

Consolidated Balance Sheets.................................................4

Consolidated Statements of Operations.......................................6

Consolidated Statements of Stockholders' Equity.............................7

Consolidated Statements of Cash Flow........................................8

Notes to the Consolidated Financial Statements.............................10

                      CHISHOLM & ASSOCIATES
A Professional           Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216              Fax (801)292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________







                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of IDI Global, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of IDI Global, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of IDI Global, Inc. and Subsidiaries at December 31, 2001 were audited by other auditors whose report, dated January 25, 2002, expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDI Global, Inc. and Subsidiaries as of December 31, 2002 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ Chisholm & Associates


Chisholm & Associates
North Salt Lake, Utah
January 27, 2003

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS

                                                           December 31,
                                                        2002         2001
                                                   ------------- ------------
Current Assets
  Cash                                             $    172,965  $   204,664
  Restricted Cash                                       847,980      841,606
  Accounts Receivable                                    86,122       81,027
  Other Receivables(Net of Allowance of
    $72,000 and $0, Respectively)                             -            -
  Inventory                                               5,365            -
                                                   ------------- ------------

    Total Current Assets                              1,112,432    1,127,297

Software and Equipment, Net                             148,851      176,993

Other Assets
  Goodwill                                               62,500            -
  Deferred Income Taxes                                 299,978      195,943
  Deposits                                              165,110       71,016
  Prepaid Expenses                                            -        1,420

                                                  ------------- ------------

    Total Other Assets                                  527,588      268,379
                                                   ------------- ------------

    Total Assets                                   $  1,788,871  $ 1,572,669
                                                   ============= ============




       The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           December 31,
                                                        2002         2001
                                                   ------------- ------------

Current Liabilities
  Accounts Payable                                 $    157,523  $   121,022
  Accrued Expenses                                      683,811      520,122
  Income Taxes Payable                                      100          100
  Reserve for Refunds and Chargebacks                    95,000      233,353
  Notes Payable                                       1,138,051      968,125
                                                   ------------- ------------

    Total Current Liabilities                         2,074,485    1,842,722

Deferred Income Tax Liability                            20,320       20,432
                                                   ------------- ------------

    Total Liabilities                                 2,094,805    1,863,154

Stockholders' Equity

  Preferred Stock, Authorized 8,000,000 Shares,
    $.0001 Par Value, Issued and Outstanding -0-              -            -
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    11,750,000 and 14,192,500, Respectively              11,750        1,779
  Additional Paid in Capital                          1,098,110      977,619
  Retained Earnings (Deficit)                        (1,415,794)  (1,269,883)
                                                   ------------- ------------

    Total Stockholders' Equity                         (305,934)    (290,485)
                                                   ------------- ------------

    Total Liabilities and Stockholders' Equity     $  1,788,871  $ 1,572,669
                                                   ============= ============












       The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
              Consolidated Statements of Operations


                                                       For the Year Ended
                                                          December 31,
                                                        2002         2001
                                                   ------------- -------------
Revenues, Net
  Product Sales                                    $ 11,571,840  $ 12,424,842
  Training Revenues                                     731,608       997,261
                                                   ------------- -------------

    Total Revenues                                   12,303,448    13,422,103
                                                   ------------- -------------
Cost of Sales
  Product Costs                                       8,107,072     9,238,462
  Training Costs                                        368,678       502,821
                                                   ------------- -------------

    Total cost of sales                               8,475,750     9,741,283
                                                   ------------- -------------

Gross Profit (Loss)                                   3,827,698     3,680,820
                                                   ------------- -------------
Operating Expenses
  General & Administrative                            4,071,659     3,313,788
                                                   ------------- -------------

    Total Operating Expenses                          4,071,659     3,313,788
                                                   ------------- -------------

Net Operating Income (Loss)                            (243,961)      367,032
                                                   ------------- -------------
Other Income(Expense)
  Interest Income                                         6,927        19,564
  Interest Expense                                     (124,909)     (128,073)
  Other Income (Expense)                                111,985         1,834
                                                   ------------- -------------

    Total Other Income(Expense)                          (5,997)     (106,675)
                                                   ------------- -------------

Income (Loss) Before Income Taxes                      (249,958)      260,357

Income Tax Expense
  Income Tax Expense                                        100           100
  Deferred Income Tax (Benefit) Expense                (104,147)       98,447
                                                   ------------- -------------

    Total Income Tax Expense                           (104,047)       98,547
                                                   ------------- -------------

Net Income (Loss)                                  $   (145,911) $    161,810
                                                   ============= =============

Net Income (Loss) Per Share                        $      (0.01) $       0.01
                                                   ============= =============

Weighted Average Shares Outstanding                  11,509,722    11,295,732
                                                   ============= =============




       The accompanying notes are an integral part of these consolidated financial statements.


                       IDIGlobal, Inc. and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Deficit)


                                                                               Additional    Retained
                                    Common Stock          Preferred Stock        Paid-in     Earnings
                                Shares       Amount      Shares       Amount     Capital     (Deficit)
                             ------------- ---------- ------------- ---------- ------------ -------------
Balance December 31, 2000      16,142,500  $   1,614     1,117,500  $     112  $   967,672  $ (1,431,693)

September 2001 - stock
 issued for services at
 $0.20 per share                   50,000          5             -          -       9,995              -

September 2001 -
 cancellation of  shares       (3,600,000)         -             -          -           -              -

September 2001 - stock
 issued in exchange for
 preferred shares               1,600,000        160    (1,117,500)      (112)        (48)             -

Net income for the period
 ended December 31, 2001                -          -             -          -           -        161,810
                             ------------- ---------- ------------- ---------- ------------ -------------

Balance, December 31, 2001     14,192,500      1,779             -          -      977,619    (1,269,883)

January 2002 - stock issued
 for conversion of debt at
 $0.07 per share                4,385,000        439             -          -      317,523             -

January 2002 -
 cancellation of shares        (3,960,029)      (396)            -          -          396             -

January 2002 - shares
 redeemed from shareholders
 at $0.07 per share            (3,654,971)      (366)            -          -     (249,634)            -

January 2002 - reverse
  stock split pursuant to
  reverse acquisition          (3,462,500)      (346)            -          -          346             -

January 2002 - share
 adjustment for reverse
 acquisition to record the
 shareholders remaining
 from Benion                    4,000,000     10,390             -          -      (10,390)            -

December 2002 - shares
 issued for technology at
 $0.25 per share                  250,000        250             -          -       62,250             -

Net loss for the year
 ended December 31, 2002                -          -             -          -            -      (145,911)
                             ------------- ---------- ------------- ---------- ------------ -------------

Balance, December 31, 2002     11,750,000  $  11,750  $          -  $       -  $ 1,098,110  $ (1,415,794)
                             ============= ========== ============= ========== ============ =============




The accompanying notes are an integral part of these consolidated financial statements.







                   IDIGlobal, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows

                                                                   For the Year Ended
                                                                      December 31,
                                                                  2002          2001
                                                              -------------- --------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                           $    (145,911) $     161,810
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                     69,943         72,193
     (Gain) Loss on Disposal of Assets                                    -         (1,836)
     Bad Debts                                                       72,000              -
     Deferred Income Taxes                                         (104,147)        98,447
     Stock Issued for Services                                            -         10,000
     Interest Expense Converted to Common Stock                      17,962              -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
       Accounts Receivable                                           (5,095)        43,253
       Other Receivables                                            (72,000)             -
       Inventories                                                   (5,365)         4,966
       Other Assets                                                 (92,674)       (53,406)
     Increase (Decrease) in:
       Accounts Payable                                              36,502        (32,083)
       Accrued Expenses                                             163,688        123,815
       Reserved for Refunds and Chargebacks                        (138,353)       212,225
                                                              -------------- --------------

  Net Cash Provided(Used) by Operating Activities                  (203,450)       639,384


Cash Flows from Investing Activities:
  Purchase of Software and Equipment                                (41,800)       (59,106)
  Proceeds from Sale of Equipment                                         -          3,100
                                                              -------------- --------------

  Net Cash Provided (Used) by Investing Activities                  (41,800)       (56,006)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Notes Payable                           606,400        308,308
  Principal Payments on Notes Payable                              (386,475)      (118,661)
                                                              -------------- --------------

  Net Cash Provided (Used) by Financing Activities                  219,925        189,647
                                                              -------------- --------------

Increase (Decrease) in Cash                                         (25,325)       773,025

Cash and Cash Equivalents at Beginning of Period                  1,046,270        273,245
                                                              -------------- --------------

Cash and Cash Equivalents at End of Period                    $   1,020,945  $   1,046,270
                                                              ============== ==============








The accompanying notes are an integral part of these consolidated financial statements.



                   IDIGlobal, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows


                                                                  For the Year Ended
                                                                     December 31,
                                                                   2002         2001
                                                              -------------- --------------
Cash Paid For:
  Interest                                                    $      91,310  $      42,558
  Income Taxes                                                $         100  $         100

Non-Cash Investing and Financing Activities:

  Stock Issued for Services                                   $           -  $      10,000
  Note Issued for Treasury Stock                              $     250,000  $           -
  Stock Issued for Technology                                 $      62,500  $           -
  Stock Issued for Note Payable and Accrued Interest          $     317,962  $           -



The accompanying notes are an integal part of theses consolidated financial statements.





                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.  Organization

         IDIGlobal, Inc. (the Company), formerly Bennion Corporation, was incorporated on August 17, 1998. On December 31, 1998, the Company merged with Bennion Corporation, an Arkansas corporation (Bennion-AR). The Company was the surviving corporation. The merger was recorded under the pooling of interest method of accounting. From inception on August 17, 1998 to January 15, 2002, the Company was inactive.

         On January 16, 2002, Bennion Corporation, a public company, entered into an agreement to complete a forward triangular merger with idiglobal.com, Inc., a private Delaware company, and Internet Development, Inc., a private
Nevada company.   Per the terms of the agreement, Internet Development agreed to deliver 7,500,000 shares of the Company's common stock to idiglobal.com's shareholders in exchange for 100% of idiglobal.com's shares. The merger was treated as a reverse merger with idiglobal.com, Inc. being the accounting acquirer, therefore, all historical financial information prior to the acquisition date is that of idiglobal.com, Inc. Pursuant to the merger, the Company changed their name from Bennion Corporation to IDIGlobal, Inc.

         On December 16, 2002, the Company incorporated a wholly owned subsidiary, New Connexions, Inc., and transferred marketing rights valued at $151,200 to the subsidiary.

         The Company is an ASP (applications service provider) of unique web based Internet applications for companies that have large affiliate networks. In addition, the Company provides proprietary applications for small business and home office businesses that require web and ecommerce enabled tools to create a virtual presence on the Internet. The Company provides in house servers and management to host all of its applications and control security for its customers.

         b.  Accounting Method

         The Company recognizes income and expense on the accrual basis of accounting. The Company has elected a December 31 year end.

         c.  Principles of Consolidation

         For the year ended December 31, 2002, the consolidated financial statements include the books and records of IDIGlobal, Inc., Internet Development, Inc., idiglobal.com and New Connexions, Inc. For the year ended December 31, 2001, the consolidated financial statements include the books and records of IDIGlobal, Inc., Internet Development, and idiglobal.com. All inter-company transactions and accounts have been eliminated in the consolidation.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

         e.  Restricted Cash

         Restricted cash consists of monies required by the merchant account provider to be set aside for refunds and chargebacks.

         f.  Receivables

         Accounts Receivable primarily consists of monies due the Company for credit card sales transacted near the end of the year, but had not yet posted to the Company's cash accounts.

         An allowance for doubtful accounts has not been established as management deems all accounts receivable to be fully collectible as of December 31, 2002 and 2001.

         Other receivables are non-trade receivables made to various individuals or companies. Management deems the collectibility to be in question, therefore an allowance of $72,000 has been established as of December 31, 2002.

         g.  Inventory

         Inventory consists of computer equipment which is held for resale. The equipment is stated at the lower of cost or market determined using the first-in, first-out method (FIFO).

         h.  Deposits

         Deposits consists of following at December 31, 2002 and 2001:

                                                     2002           2001
                                                  ------------- ------------

         Funds held by merchant account provider  $    146,472  $    50,000
         Lease deposits                                 18,638       21,016
                                                  ------------- ------------
                                                  $    165,110  $    71,016
                                                  ============= ============

         During 2001, the Company paid $50,000 to a merchant account provider as a deposit for possible refunds and charge backs. In addition to the $50,000 deposit, the merchant account provider withholds 5% of each
transaction processed.   During 2002, the merchant account provider withheld
an additional $96,472. The balance of the deposits at December 31, 2002 and 2001 is $146,472 and $50,000, respectively.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i.  Property and Equipment

         Software and equipment as of December 31, 2002 and 2001 consists of the following and are recorded at cost:


                                                      2002          2001
                                                  ------------- ------------
         Computer equipment                       $    244,691  $   223,667
         Software and loan costs                        54,085       48,433
         Office equipment                               86,841       79,161
         Furniture and fixtures                         59,159       51,714
         Leasehold improvements                          2,500        2,500
                                                  ------------- ------------

           Total fixed assets                          447,276      405,475
           Accumulated depreciation                   (298,425)    (228,482)
                                                  ------------- ------------

                  Net software and equipment      $    148,851  $   176,993
                                                  ============= ============

         Provision for depreciation of software and equipment is computed on the straight-line method for financial reporting purposes. Depreciation is based upon estimated useful lives as follows:

                  Computer equipment                  5 Years
                  Software and loan costs             3 Years
                  Office equipment                    6 Years
                  Furniture and fixtures             10 Years
                  Leasehold improvements              5 Years

         Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

         Depreciation charged to operations was $69,943 and $72,193 for the years ended December 31, 2002 and 2001 respectively.

         In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2002 and 2001, no impairments were recognized.

         j.  Marketing Rights

         In accordance with Financial Accounting Standards Board Statement No. 142, the Company does not amortize intangibles. Intangibles are assessed for impairment on an annual basis. As of December 31, 2002, no impairment was recognized.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         j.  Marketing Rights (Continued)

         During 2002, the Company issued 250,000 shares of common stock and 500,000 options for marketing rights for a business marketing model valued at $151,200. The Company intends to begin marketing the model in 2003.

         k.  Earnings (Loss) Per Share of Common Stock

         The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented, because the earnings per share is the same. Outstanding warrants and employee stock options have been eliminated in the fully diluted earnings per share due to their anti-dilutive effect

                                                   For the Years Ended
                                                        December 31,
                                                     2002        2001
                                                 ------------- -------------
         Income (Loss)(numerator)                $   (316,069) $    161,810
         Shares (denominator)                      11,509,722    11,295,732
                                                 ------------- -------------
         Per Share Amount                        $      (0.03) $       0.01
                                                 ============= =============

         l.  Revenue Recognition

         Revenue from the sale of software and other products is recognized when an agreement is made, delivery is complete, no significant obligations remain unfulfilled, and collection of the resulting receivable is probable. In instances where a significant obligation exists, revenue recognition is delayed until the obligation has been satisfied. Revenue from services, including training and consulting are recognized as the services are performed.

         m.  Research and Development and Software Development Costs

         Research and development costs include expenditures incurred in the development of software products or enhancements to existing products. Research and development costs are charged to expense as incurred.

         Differences between capitalizable software development costs, together with appropriate amortization of capitalized costs, and actual expenditures to date have been immaterial. As a result, the Company has elected to expense capitalizable software development costs as incurred.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         n.  Reserve for Refunds and Chargebacks

         A certain percentage of sales made generally results in a refund or chargeback. Accordingly, the Company has reserved an amount in the financial statements to account for refund and chargebacks that have not yet been charged to the Company. Refunds and chargebacks could be paid up to one year following the original sale or transactions.

         o.  Commissions

         During 2002 and 2001, the company contracted with other entities to sell its products. The Company can pay a large sales commission for outsourced sales, depending on the contract arrangements with each particular entity.

         p.  Advertising and Promotion

         Advertising and promotion costs are expensed as incurred and totaled $85,358 and $107,741 for the years ended December 31, 2002 and 2001, respectively.

         q.  Stock Options and Warrants

         As permitted by SFAS No. 123, the Company has elected to measure and record compensation cost relative to stock option costs in accordance with APB Opinion 25 which requires the Company to make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options have been applied.

         To measure and record compensation for warrants, the Company applies SFAS No. 123. This requires the Company to use a Black-Scholes pricing model to estimate the fair value of the warrants at the grant date.

         r.  Estimates

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

NOTE 2 - INCOME TAXES

         The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include differences between book and tax depreciation and benefits derived from net operating losses. At December 31, 2002, the Company had

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 2 - INCOME TAXES (Continued)

net operating losses totaling approximately $1,800,000 which begin to expire in the year 2019.

         Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." The applicable federal and state tax rates in effect at December 31, 2002 and 2001 were used in calculating the income tax liabilities, expense, and deferred taxes.

         Income tax expense for the years ended December 31, 2002 and 2001 is computed as follows:

                                                     2002         2001
                                                ------------- -------------
         Current:
             Federal                            $          -  $          -
             State                                       100           100
                                                ------------- -------------
         Deferred:
             Federal                                 (21,320)       85,251
             State                                    (3,169)       13,196
                                                ------------- -------------
                                                     (24,489)       98,447
                                                ------------- -------------

                                                $    (24,389) $     98,547
                                                ============= =============

         The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:

                                                      2002           2001
                                                ------------- -------------
         Income taxes at statutory rate         $   (112,559) $     88,521
         Nondeductible expenses                       (1,671)       (3,971)
         State income taxes, net of federal
           tax benefit                               (16,782)       13,997
         Valuation allowance                         106,523             -
                                                ------------- -------------

                                                $    (24,489) $     98,547
                                                ============= =============

         Deferred tax assets and liabilities consist of the following:

                                                      2002          2001
                                                ------------- -------------
         Current deferred tax asset:
             Net operating loss                 $    674,922  $    552,847
             Less valuation allowance               (454,602)     (356,904)
                                                 ------------- ------------

               Total deferred tax asset              220,320       195,943

         Long-term deferred tax liability:
             Depreciation temporary differences      (20,320)      (20,432)
                                                 ------------- ------------

                  Net deferred tax asset         $   200,000   $   175,511
                                                 ============= ============


         The Company has recorded a valuation allowance to reflect the estimated amount of

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 2 - INCOME TAXES (Continued)

deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards. As of December 31, 2002 and 2001, a valuation allowance has been recorded in the amount of $454,602 and $356,904, respectively.

NOTE 3 - NOTES PAYABLE

         Notes payable are detailed as follows at December 31, 2002 and 2001:

                                                         2002         2001
                                                     ------------ ------------
         Note payable to stockholder, bears interest
         at 8%, payable on demand, unsecured         $         -  $   102,193

         Note payable to a former officer of the
         Company, bears interest at 8%, payable on
         demand, unsecured                                     -      300,932

         Note payable to an officer of the Company,
         bears interest at 12%, past due, unsecured      309,000      309,000

         Note payable to a corporation, bears interest
         at 12%, payable on demand, convertible into
         common stock, unsecured                         206,000      206,000

         Note payable to a corporation, bears
         interest at 14%, unsecured                            -       50,000

         Note payable to a stockholder, bears interest
         at 13%, payable on demand, unsecured            606,400            -

         Note payable to a stockholder, non-interest
         bearing, payable on demand, unsecured            83,333            -
                                                     ------------ ------------

           Total Notes Payable                       $ 1,204,733  $   968,125
                                                     ============ ============

NOTE 4 - CONCENTRATIONS

         The Company's carrying amount of cash deposits at December 31, 2002 was $1,020,945, of which $272,965 was covered by federal depository insurance.

         The Company relied on an outside company for customer leads. During 2002 and 2001, the Company's revenues generated thru this lead source was 67% and 82%, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

         During 2002 and 2001, the Company paid $102,193 and $88,271, respectively, to a stockholder as a principal payment on a note payable. The balance of the note at December 31, 2002 and 2001 is $0 and $102,193, respectively.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the consolidated Financial Statements
                    December 31, 2002 and 2001

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

         During 2001, the Company received $309,000 from an officer of the Company. The balance of the note at December 31, 2002 and 2001 is $309,000.

         During 2002, a stockholder returned 3,654,971 shares of the Company's common stock to the Company for a $250,000 note. The Company paid $166,667 to the stockholder. The balance of the note at December 31, 2002 is $83,333.

         During 2002, a stockholder loaned the Company $606,400. No payments were made to the stockholder and the balance of the note at December 31, 2002 is $606,400.

         During 2002, the Company exchanged 4,385,000 shares of their common stock for a $300,000 note payable (including interest) to a former officer of the Company. The balance of the note at December 31, 2002 is $0.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space at two locations. The total monthly lease payment for the two offices is $16,393.

         The Company leases equipment on two separate leases. The total monthly lease payment for the two leases is $1,357.

         Future minimum operating lease payments are as follows at December 31, 2002:

                   2003                        $    213,000
                   2004                             186,534
                   2005                             128,514
                                               -------------
                   Total                       $    528,048
                                               =============

         Total expense for all operating leases at December 31, 2002 and 2001 is $257,600 and $236,525, respectively.

NOTE 7 - PENSION PLAN

         On July 1, 2000, the Company established a defined contribution 401(k) pension plan. The Company's contributions to the plan are based on matching 100 percent of the employees contributions to a maximum of six percent of compensation per participant. All employees with more than six months of service and who are age 20 1/2 or older are eligible for participation in the plan. Company contributions totaled $42,400 and $30,914 ended December 31, 2002 and 2001, respectively.

NOTE 8 - STOCK OPTIONS

         In November 2002, the Company granted stock options to qualified employees. The options have a vesting period of 2 years and expire 5 years from the date of issuance. The exercise price is $0.20. The total number of options granted was 1,091,155. The

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 8 - STOCK OPTIONS (Continued)

fair value of the stock options was determined using the Black-Scholes pricing model with the following assumptions: stock price at grant date $0.20, risk free rate of 4.0%, life of 5 years, volatility of 121% with no dividend yield.

         In November 2002, the Company granted stock options to a qualified non-employees for marketing rights. The options have a vesting period of 2 years and expire 5 years from date of issuance. The exercise price is $0.20 per share. The total number of options granted was 500,000. The Company valued the options at $88,700. The fair value of the stock options was determined using the Black-Scholes pricing model with the following assumptions: stock price at grant date $0.20, risk free rate of 4.0%, life of 5 years, volatility of 121% with no dividend yield.

         In April 2001, the Company granted stock options to qualified employees. The options have a vesting period of 3 years and expire 5 years from the date of issuance. The exercise price is $0.50 per share. The total
number of options granted was 375,000.   The fair value of the stock options
was determined using the Black-Scholes pricing model with the following assumptions: stock price at grant date $0.50, risk free rate of 4.0%, life of 5 years, volatility of 0% with no dividend yield.

         A summary of the option activity follows:

                                                                Weighted
                                                                Average
                                                 Options        Exercise
                                                 Outstanding    Price
                                                 ------------   -----------

         Outstanding, January 1, 2002             4,820,000     $   0.13
         Granted                                  1,591,155         0.20
         Exercised                                        -            -
         Canceled/forfeited                         336,000         0.24
         Balances, December 31, 2002              6,075,155     $   0.15





                                Number of          Weighted
                                 Options           Average        Weighted
                              Outstanding at      Remaining       Average
                               December 31,      Contractual      Exercise
         Exercise Prices          2002               Life           Price
         ----------------     --------------- ---------------- -------------
            $0.00                2,000,000           0.58      $    0.00
            $0.20                2,109,000           0.58      $    0.20
            $0.20                1,591,155           0.97      $    0.20
            $0.50                  375,000           0.33      $    0.50

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 8 - STOCK OPTIONS (Continued)

         Proforma Net Income (Loss):
                                                    December 31, December 31,
                                                        2002        2001
                                                   ------------- ------------
         Net income(loss) as reported              $   (316,069) $   161,810
         Pro forma net income(loss)                    (509,634)     147,992
         Basic income (loss) per share as reported        (0.03)        0.01
         Pro forma income (loss) per share                (0.04)        0.01

NOTE 9 - WARRANTS

         On July 31, 2002, the Company granted 800,000 warrants in exchange for consulting services. All warrants are vested and have a term of 5 years. No compensation expense has been recognized due to the difference in the decline of the stock price and the exercise price of the warrants .

         The following summarizes the warrant activity for 2002:

         Warrants outstanding at January 1, 2002                    -
         Granted                                              800,000
         Expired                                                    -
         Canceled/forfeited                                         -
                                                           ----------
         Balance, December 31, 2002                           800,000
                                                           ==========
         Weighted average exercise price of warrants
          outstanding at December 31, 2002                 $     3.12
                                                           ==========

                            Number of           Weighted
                            Warrants            Average          Weighted
                            Outstanding at      Remaining        Average
                            December 31,        Contractual      Exercise
         Exercise Prices    2002                Life             Price
         ---------------    --------------      ------------     ----------
         $2.75              500,000             0.95             $   2.75
         $3.75              300,000             0.95             $   3.75



NOTE 10 - SUBSEQUENT EVENT

          On January 21, 2003 the Company signed a letter of intent to acquire Pacific Web Works, Inc. as a wholly-owned subsidiary. In March 2003, the Company and Pacific Webworks mutually agreed not to proceed with the closing of the acquisition.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Name              Age  Position Held                          Director Since
----             ----  --------------                         --------------
Steven R. Comer    42  Director, President                    January 16, 2002
Kevin R. Griffith  47  Director, CEO and Secretary/Treasurer  January 16, 2002
Paul D. Watson     36  Director                               March 6, 2002
Melanie Young      33  Controller

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

     Kevin R. Griffith has served as Chief Executive Officer of Worldwide Financial Holdings, Inc. from December 2000 to December 2001. Starting March 1999 he served as Executive Vice-President and then later became President and Director of Internet Development, Inc., a Utah corporation, which is the wholly owned subsidiary of idiglobal.com. From January 1998 to February 1999 he was Vice President of Teleperformance, USA. From September 1995 to October 1998 Mr. Griffith served as a Vice-President of Citizens Communications, a utility and technology company. He has over twenty years of experience in sales and marketing, finance and corporate management. Mr. Griffith received a bachelors in communications, magna cum laude, from Brigham Young University in 1979.

     Paul D. Watson is the chief information officer and senior vice-president of information technology for Teleperformance USA, a division of SRTP, Paris. Mr. Watson started with Teleperformance in1997 and worked for that company until 1999. He returned to that company in 2001 through the present. From 1999 to 2001 he was employed by Farm Management Company as its chief information officer and vice president of information technology. Mr. Watson has experience in the areas of technology integration of dissimilar systems, technology responsibility for multiple call center locations and knowledge of Internet development and web-based applications. He received a Masters of Business Administration from Boise State University.

     Melanie Young has served as Controller of Internet Development, Inc. since May 1998. From October 1992 to May 1998 she worked in various departments within the financial services division at FranklinCovey Company, Inc. She received AAS degrees in Accounting and Business Education from Snow College located in Ehpraim, Utah.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002, and representations from these reporting persons that no Forms 5 were required, we believe Steve Comer failed to file a Form 3 and Forms 4 for two transactions.

                 ITEM 10: EXECUTIVE COMPENSATION

 The following table shows the compensation paid to our named executive officers and one of our most highly compensated employees in all capacities during the past three fiscal years.


                    SUMMARY COMPENSATION TABLE
                       Annual Compensation
                       -------------------

Name and principal                                          Other annual
position               Year    Salary ($)    Bonus ($)      compensation($)
---------------------  -----   ----------    -----------    --------------
Steven R. Comer        2002    $   59,750    $       0      $  132,270 (1)
President              2001             0            0               0
                       2000             0            0               0

Kevin Griffith         2002       156,000 (2)   62,000 (3)      37,000 (4)
CEO                    2001             0            0               0
                       2000             0            0               0

Paul D. Watson         2002             0            0               0
Director               2001             0            0               0
                       2000             0            0               0

Melanie Young          2002        44,818            0               0
Controller             2001             0            0               0
                       2000             0            0               0

Chris Flores           2002        83,446            0         153,594 (1)
                       2001             0            0               0
                       2000             0            0               0



 (1)   Represents consulting fees
 (2)   Represents salary paid of $7,500 and accrued salary of $148,500
 (3)   Represents accrued bonus
 (4) Represents $35,000 signing bonus and automobile provided by the company.

                      Long Term Compensation
                      ----------------------
                                Awards                   Payouts
                               --------                  --------
                                                                  All
                           Restricted   Securities      LTIP      Other
Name and principal         stock        underlying      payouts   Comp.
position             Year  award(s)($)  Options/SARs(#) ($)       ($)
-------------------- ----- ------------ --------------- --------- ----------
Steven R.Comer       2002    $     0         20,358      $    0   $   0
President            2001          0              0           0       0
                     2000          0              0           0       0

Kevin R. Griffith    2002          0              0           0       0
CEO                  2001          0              0           0       0
                     2000          0              0           0       0

Paul D. Watson       2002          0              0           0       0
Director             2001          0              0           0       0
                     2000          0              0           0       0

Melanie Young        2002          0              0           0       0
Controller           2001          0              0           0       0
                     2000          0         50,000           0       0




               OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Individual Grants
                        -----------------

                                    Percent of
                     Number of      total
                     securities     options/SARs
                     underlying     granted to     Exercise or
                     Options/SAR's  employees in   base price  Expiration
     Name            granted(#)     fiscal year      ($/sh)    date
-------------------  -------------  -------------- ----------- ------------

Steve R. Comer          20,358          1.3%        $  0.20    Nov. 1. 2004


Employment Agreements

     On April 1, 2002, Internet Development, Inc. entered into an employment agreement with our CEO, Kevin R. Griffith. The agreement provided for a signing bonus of $35,000, payable upon the completion of six months employment. Mr. Griffith is entitled to receive an annual salary of $150,000, commissions of at least $2,000 per month up to $4,000 per month, and he is entitled to stock options and an incentive bonus of $27,000 based upon criteria established by our Board. If Internet Development terminates Mr. Griffith's employment, with or without cause, then he is entitled to receive full compensation for a period of four months. If he terminates his employment, then he is not entitled to any severance compensation.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth the beneficial ownership of our outstanding common stock by our management and any person or group which beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 11,750,000 as of March 26, 2003,and any shares the each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                    CERTAIN BENEFICIAL OWNERS

                                      Common Stock Beneficially Owned
                                      -------------------------------
Name and Address of              Number of Shares
Beneficial Owners                Common Stock      Percentage of Class
-------------------              -------------     -------------------

Brent Crabtree                      1,250,000            10.6%
429 South 60 West
Orem, Utah 84058

David Conley                          684,151             5.8%
4558 North 150 West
Provo, Utah 84604

Chris Flores                          684,151 (1)         5.8%
669 Deer Valley Road
Weatherford, Texas 96085

Mark Hildebrandt                      750,000 (1)         6.0%
462 East 800 North
Orem, Utah 84097

     (1) Represents shares which may be received upon the exercise of options within the next 60 days.


                          MANAGEMENT

                                       Common Stock Beneficially Owned
                                       -------------------------------
Name and Address of              Number of Shares
Beneficial Owners                Common Stock         Percentage of Class
-------------------              -------------        -------------------
Kevin R. Griffith                  5,500,000 (2)         38.6%
462 East 800 North
Orem, Utah 84097

Steven R. Comer                    2,750,000 (3)         21.6%
462 East 800 North
Orem, Utah 84097

Melanie Young                         50,000 (4)        Less than 1%
462 East 800 North
Orem, Utah 84097

All officers and
directors as a group               8,300,000             54.2%

     (2) Represents 3,000,000 shares, options exercisable within the next 60 days to purchase 1,000,000 shares, and a past due note convertible into1,500,000 shares
     (3) Represents 1,750,000 shares and options exercisable within the next 60 days to purchase 1,000,000 shares
     (4)  Represents options exercisable within the next 60 days

Changes in Control

     On January 21, 2003, IDI Global signed a letter of intent to acquire Pacific WebWorks, Inc., a Nevada corporation, as a wholly-owned subsidiary. The letter of intent contemplated a stock-for-stock, tax free transaction. As of the filing date, Pacific WebWorks and IDI Global mutually agreed not to proceed with the acquisition.

     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes transactions we have either engaged in during the last two years or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

     During the year ended December 31, 2002, we paid approximately $132,270 to BCR, Inc. for consulting services rendered by Steven R. Comer, our President. Mr. Comer is the sole shareholder of this company.

     During the year ended December 31, 2002, we paid approximately $151.129 to Chief Financial, Inc. for consulting services rendered by Chris Flores, a more than 5% shareholder and employee of the company. Mr. Flores is the sole shareholder of this company.

     During the 2002 year we paid $88,271 to David Conley, a more than 5% shareholder, on a $102,193 note payable with 8% interest.

     During the 2002 year we exchanged 4,385,000 shares of common stock to pay down a portion of a note payable for $300,000 to Kevin Griffith, our CEO.

     At the time of the merger agreement between Bennion Corporation, idiglobal.com, Inc. and Internet Development, Inc., we agreed to the following transactions with our directors, officers and more than 5% shareholders
     . Kevin R. Griffith was appointed as our Director, CEO and Secretary/Treasurer and he became a more than 20% shareholder when he received 3,000,000 shares of IDI Global common stock.
     . Steven R. Comer was appointed as our Director and President and also as a Director of Internet Development, our subsidiary. In addition, he became a more than 10% shareholder when he received 1,750,000 shares of IDI Global common stock.
     . Brent Crabtree became a more than 10% shareholder when he received 1,250,000 shares of IDI Global common stock..
     . David Conley became a more than 5% shareholder when he received 684,151 shares of IDI Global common stock.

     . Chris Flores received the right to exercise options to purchase 684,151 shares of IDI Global common stock.
     . We agreed to negotiate a settlement of obligations idiglobal.com owed to Kevin R. Griffith and David Conley valued at approximately $800,000.

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


            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed January 31, 2002)
3.1   Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)
3.2   Restated bylaws of IDI Global, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)
10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002)
10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002 (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
10.3 Form of Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith and CasePak, Inc., as amended (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15,
      2002)
10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002 (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
21.1  Subsidiaries of IDI
99.1  Section 1350 certification
99.2  Section 1350 certification

Reports on Form 8-K

     We filed a current report on Form 8-K, dated January 21, 2003, under Item 5 announcing a letter of intent to acquire Pacific WebWorks, Inc. as a wholly owned subsidiary.

                 ITEM 14: CONTROLS AND PROCEDURES

     As a result of new SEC regulations, our Board formalized our disclosure controls and procedures by appointing a disclosure monitor and committee whose role is to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 13, 2003, our CEO and Principal Financial Officer evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, the CEO and Principal Financial Officer did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved our management who had a significant role in our internal controls. They did not find any deficiencies of weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 28, 2003        IDI Global, Inc.


                            /s/ Steven R. Comer
                        By: _______________________________
                            Steven R. Comer
                            President and Director

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                /s/ Kevin R. Griffith
Date: March 28, 2003      By: ______________________________________________
                              Kevin R. Griffith
                              CEO, Secretary/Treasurer, and Director


                                /s/ Melanie Young
Date: March 28, 2003      By:___________________________________________
                             Melanie Young
                             Principal Financial Officer



              CHIEF EXECUTIVE OFFICER CERTIFICATION


I, Kevin R. Griffith, certify that:

1.   I have reviewed this annual report on Form 10-KSB of IDI Global, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    /s/ Kevin R. Griffith
Date: March 28, 2003               ____________________________
                                    Kevin R. Griffith
                                    Chief Executive Officer



            PRINCIPAL FINANCIAL OFFICER CERTIFICATION


I, Melanie Young, certify that:

1.   I have reviewed this annual report on Form 10-KSB of IDI Global, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                      /s/ Melanie Young
Date: March 28, 2003                 ____________________________________
                                     Melanie Young
                                     Principal Financial Officer