Form 10KSB/A
period 2002-12-31
IDI GLOBAL INC
filed 2003-04-01
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-30245

                         IDI Global, Inc.
                       -------------------
(Exact name of small business issuer as specified in its charter)

            Nevada                                    87-0617040
-----------------------                    ----------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)


462 East 800 North, Orem, Utah            84097
-------------------------------          -------
(Address of principal executive offices)(Zip code)


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

Transitional Small Business Disclosure Format (check one): Yes [ ]_ No [X]

THIS REPORT HAS BEEN AMENDED TO INCLUDE THE CORRECT FINANCIAL STATEMENTS.
A draft version of the financial statements was inadvertently provided to the EDGAR agent in our initial report on Form 10-KSB.

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

Consolidated Statements of Cash Flows.......................................8

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



/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 27, 2003

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                              ASSETS

                                                           December 31,
                                                        2002         2001
                                                   ------------- -------------
Current Assets
  Cash                                             $    172,965  $    204,664
  Restricted Cash                                       847,980       841,606
  Accounts Receivable                                    86,122        81,027
  Other Receivables(Net of Allowance of
    $72,000 and $0, Respectively)                             -             -
  Inventory                                               5,365             -
                                                   ------------- -------------

    Total Current Assets                              1,112,432     1,127,297

Software and Equipment, Net                             148,851       176,993

Other Assets
  Marketing Rights                                      151,200             -
  Deferred Income Taxes                                 220,320       195,943
  Deposits                                              165,110        71,016
  Prepaid Expenses                                            -         1,420
                                                   ------------- -------------

    Total Other Assets                                  536,630       268,379
                                                   ------------- -------------

    Total Assets                                   $  1,797,913  $  1,572,669
                                                   ============= =============




      The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets



               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                         2002        2001
                                                   ------------- -------------
Current Liabilities
  Accounts Payable                                 $    157,524  $    121,022
  Accrued Expenses                                      725,590       520,122
  Income Taxes Payable                                      100           100
  Reserve for Refunds and Chargebacks                    95,000       233,353
  Notes Payable                                       1,204,733       968,125
                                                   ------------- -------------

    Total Current Liabilities                         2,182,947     1,842,722

Deferred Income Tax Liability                            20,320        20,432
                                                   ------------- -------------

    Total Liabilities                                 2,203,267     1,863,154

Stockholders' Equity
  Preferred Stock, Authorized 8,000,000 Shares,
    $.0001 Par Value, Issued and Outstanding -0-              -             -
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    11,750,000 and 14,192,500, Respectively              11,750         1,779
  Additional Paid in Capital                          1,168,848       977,619
  Retained Earnings (Deficit)                        (1,585,952)   (1,269,883)
                                                   ------------- -------------

    Total Stockholders' Equity                         (405,354)     (290,485)
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $  1,797,913  $  1,572,669
                                                   ============= =============




      The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
              Consolidated Statements of Operations


                                                        For the Year Ended
                                                           December 31,
                                                           2002     2001
                                                   ------------- -------------
Revenues, Net
  Product Sales                                    $ 11,571,840  $ 12,424,842
  Training Revenues                                     731,608       997,261
                                                   ------------- -------------
    Total Revenues                                   12,303,448    13,422,103
                                                   ------------- -------------
Cost of Sales
  Product Costs                                       8,107,072     9,238,462
  Training Costs                                        368,678       502,821
                                                   ------------- -------------
    Total cost of sales                               8,475,750     9,741,283
                                                   ------------- -------------

Gross Profit (Loss)                                   3,827,698     3,680,820
                                                   ------------- -------------
Operating Expenses
  General & Administrative                            4,162,159     3,313,788
                                                   ------------- -------------

    Total Operating Expenses                          4,162,159     3,313,788
                                                   ------------- -------------

Net Operating Income (Loss)                            (334,461)      367,032
                                                   ------------- -------------
Other Income(Expense)
  Interest Income                                         6,927        19,564
  Interest Expense                                     (124,909)     (128,073)
  Other Income (Expense)                                111,985         1,834
                                                   ------------- -------------

    Total Other Income(Expense)                          (5,997)     (106,675)
                                                   ------------- -------------

Income (Loss) Before Income Taxes                      (340,458)      260,357

Income Tax Expense
  Income Tax Expense                                        100           100
  Deferred Income Tax (Benefit) Expense                 (24,489)       98,447
                                                   ------------- -------------

    Total Income Tax Expense                            (24,389)       98,547
                                                   ------------- -------------

Net Income (Loss)                                  $   (316,069) $    161,810
                                                   ============= =============

Net Income (Loss) Per Share                        $      (0.03) $       0.01
                                                   ============= =============

Weighted Average Shares Outstanding                  11,509,722    11,295,732
                                                   ============= =============


      The accompanying notes are an integral part of these consolidated financial statements.


                        IDIGlobal, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                               Additional    Retained
                                    Common Stock          Preferred Stock        Paid-in     Earnings
                                Shares       Amount      Shares       Amount     Capital     (Deficit)
                             ------------- ---------- ------------- ---------- ------------ -------------
Balance December 31, 2000      16,142,500  $   1,614     1,117,500  $     112  $   967,672  $ (1,431,693)

September 2001 - stock
 issued for services at
 $0.20 per share                   50,000          5             -          -        9,995             -

September 2001 -
 cancellation of  shares       (3,600,000)         -             -          -            -             -

September 2001 - stock
 issued in exchange for
 preferred shares               1,600,000        160    (1,117,500)      (112)         (48)            -

Net income for the year
 ended December 31, 2001                -          -             -          -            -       161,810
                             ------------- ---------- ------------- ---------- ------------ -------------

Balance, December 31, 2001     14,192,500      1,779             -          -      977,619    (1,269,883)

January 2002 - stock issued
 for conversion of debt at
 $0.07 per share                4,385,000        439             -          -      299,561             -

January 2002 -
 cancellation of shares        (3,960,029)      (396)            -          -          396             -

January 2002 - shares
 redeemed from shareholders
 at $0.07 per share            (3,654,971)      (366)            -          -     (249,634)            -

January 2002 - reverse
  stock split pursuant to
  reverse acquisition          (3,462,500)      (346)            -          -          346             -

January 2002 - share
 adjustment for reverse
 acquisition to record the
 shareholders remaining
 from Bennion                   4,000,000     10,390             -          -      (10,390)            -

November 2002 - options
 issued for marketing rights            -          -             -          -       88,700             -

December 2002 - shares
 issued for marketing rights
 at $0.25 per share               250,000        250             -          -       62,250             -

Net loss for the year ended
  December 31, 2002                     -          -             -          -            -      (316,069)
                             ------------- ---------- ------------- ---------- ------------ -------------

Balance, December 31, 2002     11,750,000  $  11,750             -  $       -  $ 1,168,848  $ (1,585,952)
                             ============= ========== ============= ========== ============ =============


The accompanying notes are an integral part of these consolidated financial statements.

                                        7



                     IDIGlobal, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows

                                                                     For the Year Ended
                                                                        December 31,
                                                                       2002           2001
                                                                   ------------- -------------

Cash Flows from Operating Activities:
  Net Income (Loss)                                                $   (316,069) $    161,810
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                         69,943        72,193
     (Gain) Loss on Disposal of Assets                                        -        (1,836)
     Bad Debts                                                           72,000             -
     Deferred Income Taxes                                              (24,489)       98,447
     Stock Issued for Services                                                -        10,000
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                                 (5,095)       43,253
     Other Receivables                                                  (72,000)            -
     Inventories                                                         (5,365)        4,966
     Other Assets                                                       (92,674)      (53,406)
     Increase (Decrease) in:
     Accounts Payable                                                    36,502       (32,083)
     Accrued Expenses                                                   205,468       123,815
     Reserved for Refunds and Chargebacks                              (138,353)      212,225
                                                                   ------------- -------------

  Net Cash Provided(Used) by Operating Activities                      (270,132)      639,384

Cash Flows from Investing Activities:
  Purchase of Software and Equipment                                    (41,800)      (59,106)
  Proceeds from Sale of Equipment                                             -         3,100
                                                                   ------------- -------------

  Net Cash Provided (Used) by Investing Activities                      (41,800)      (56,006)


Cash Flows from Financing Activities:
  Proceeds from Issuance of Notes Payable                               606,400       308,308
  Principal Payments on Notes Payable                                  (319,793)     (118,661)
                                                                   ------------- -------------

  Net Cash Provided (Used) by Financing Activities                      286,607       189,647
                                                                   ------------- -------------

Decrease (Decrease) in Cash                                             (25,325)      773,025

Cash and Cash Equivalents at Beginning of Period                      1,046,270       273,245
                                                                   ------------- -------------

Cash and Cash Equivalents at End of Period                         $  1,020,945  $  1,046,270
                                                                   ============= =============


The accompanying notes are an integral part of these consolidated financial statements.



                                    8

                     IDIGlobal, Inc. and Subsidiaries
            Consolidated Statements of Cash Flows (Continued)


                                                                       For the Year Ended
                                                                          December 31,
                                                                       2002           2001
                                                                   ------------- -------------



Cash Paid For:
   Interest                                                        $     91,310  $    42,558
   Income Taxes                                                    $        100  $       100

Non-Cash Investing and Financing Activities:
   Stock Issued for Services                                       $          -  $    10,000
   Note Issued for Treasury Stock                                  $    250,000  $         -
   Stock Issued for Marketing Rights                               $     62,500  $         -
   Options Issued for Marketing Rights                             $     88,700  $         -
   Stock Issued for Note Payable                                   $    300,000  $         -


The accompanying notes are an integral part of these consolidated financial statements.




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

       An allowance for doubtful accounts has not been established as management deems all accounts receivable to be fully collectible as of December 31 2002 and 2001.

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

       h.  Deposits

       Deposits consists of following at December 31, 2002 and 2001:

                                                       2002          2001
                                                 ------------- -------------

       Funds held by merchant account provider   $    146,472  $     50,000
       Lease deposits                                  18,638        21,016
                                                 ------------- -------------

                                                 $    165,110  $     71,016
                                                 ============= =============

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

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       i.  Property and Equipment

       Software and equipment as of December 31, 2002 and 2001 consists of the following and are recorded at cost:

                                                       2002          2001
                                                  ------------- --------------
       Computer equipment                         $    244,691  $     223,667
       Software and loan costs                          54,085         48,433
       Office equipment                                 86,841         79,161
       Furniture and fixtures                           59,159         51,714
       Leasehold improvements                            2,500          2,500
                                                  ------------- --------------
         Total fixed assets                            447,276        405,475
         Accumulated depreciation                     (298,425)      (228,482)
                                                  ------------- --------------
               Net software and equipment         $    148,851  $     176,993
                                                  ============= ==============

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

       Income tax expense for the years ended December 31, 2002 and 2001 is computed as follows:

                                                      2002          2001
                                                 ------------- -------------
       Current:
         Federal                                 $          -  $          -
         State                                            100           100
                                                 ------------- -------------
       Deferred:
         Federal                                      (21,320)       85,251
         State                                         (3,169)       13,196
                                                 ------------- -------------
                                                      (24,489)       98,447
                                                 ------------- -------------

                                                 $    (24,389) $     98,547
                                                 ============= =============

       The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:
                                                       2002          2001
                                                 ------------- -------------
       Income taxes at statutory rate            $   (112,559) $     88,521
       Nondeductible expenses                          (1,671)       (3,971)
       State income taxes, net of
         federal tax benefit                          (16,782)       13,997
       Valuation allowance                            106,523             -
                                                 ------------- -------------
                                                 $    (24,489) $     98,547
                                                 ============= =============

       Deferred tax assets and liabilities consist of the following:


                                                       2002          2001
                                                 ------------- -------------
       Current deferred tax asset:
          Net operating loss                     $    674,922  $    552,847
          Less valuation allowance                   (454,602)     (356,904)
                                                 ------------- -------------

             Total deferred tax asset                 220,320       195,943

       Long-term deferred tax liability:
          Depreciation temporary differences          (20,320)      (20,432)
                                                 ------------- -------------

                Net deferred tax asset           $    200,000  $    175,511
                                                 ============= =============

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

NOTE 3 - NOTES PAYABLE

Notes payable are detailed as follows at December 31, 2002 and 2001:


                                                       2002          2001
                                                  ------------- -------------
       Note payable to stockholder, bears
       interest at 8%, payable on demand,
       unsecured                                  $          -  $    102,193

       Note payable to a former officer of the
       Company, bears interest at 8%, payable
       on demand, unsecured                                  -       300,932

       Note payable to an officer of the Company,
       bears interest at 12%, past due, unsecured      309,000       309,000

       Note payable to a corporation, bears
       interest at 12%, payable on demand,
       convertible into common stock, unsecured        206,000       206,000

       Note payable to a corporation, bears
       interest at 14%, unsecured                            -        50,000

       Note payable to a stockholder, bears
       interest at 13%, payable on demand,
       unsecured                                       606,400             -

       Note payable to a stockholder,
       non-interest bearing, payable on demand,
       unsecured                                        83,333             -
                                                  ------------- -------------

       Total Notes Payable                        $  1,204,733  $    968,125
                                                  ============= =============

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

       The Company leases office space at two locations. The total monthly lease payment for the two offices is $16,393.

       The Company leases equipment on two separate leases. The total monthly lease payment for the two leases is $1,357.

       Future minimum operating lease payments are as follows at December 31, 2002:

                   2003                      $  213,000
                   2004                         186,534
                   2005                         128,514
                                             -----------
                   Total                     $  528,048
                                             ===========

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

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 8 - STOCK OPTIONS (Continued)

       Proforma Net Income (Loss):
                                                 December 31,   December 31,
                                                      2002          2001
                                                 ------------- -------------
       Net income(loss) as reported              $   (316,069) $    161,810
       Pro forma net income(loss)                    (509,634)      147,992
       Basic income (loss) per share as reported        (0.03)         0.01
       Pro forma income (loss) per share                (0.04)         0.01

NOTE 9 - WARRANTS

       On July 31, 2002, the Company granted 800,000 warrants in exchange for consulting services. All warrants are vested and have a term of 5 years. No compensation expense has been recognized due to the difference in the decline of the stock price and the exercise price of the warrants .

       The following summarizes the warrant activity for 2002:

       Warrants outstanding at January 1, 2002               -
       Granted                                         800,000
       Expired                                               -
       Canceled/forfeited                                    -
                                                    -----------
       Balance, December 31, 2002                      800,000
                                                    ===========

       Weighted average exercise price of warrants
       outstanding at December 31, 2002             $     3.12
                                                    ===========


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

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed January 31, 2002)
3.1   Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)
3.2   Restated bylaws of IDI Global, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)
10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002)
10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002(Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
10.3 Form of Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith and CasePak, Inc., as amended (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15,
      2002)
10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002(Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
21.1  Subsidiaries of IDI (Filed March 28, 2003)
99.1  Section 1350 certification
99.2  Section 1350 certification

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


Date: March 31, 2003            IDI Global, Inc.


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



                                    /s/ Kevin R. Griffith
Date: March 31, 2003            By:______________________________________
                                   Kevin R. Griffith
                                   CEO, Secretary/Treasurer, and Director



                                     /s/ Melanie Young
Date: March 31, 2003            By:_______________________________________
                                   Melanie Young
                                   Principal Financial Officer



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


                             /s/ Kevin R. Griffith
Date: March 31, 2003         ____________________________________
                             Kevin R. Griffith
                             Chief Executive Officer



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




                              /s/ Melanie Young
Date: March 31, 2003        ____________________________________
                            Melanie Young
                            Principal Financial Officer