Form 10KSB/A
period 2002-12-31
IDI GLOBAL INC
filed 2003-05-15
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 2

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


THIS DOCUMENT HAS BEEN AMENDED TO REFLECT THE CORRECT CONSOLIDATED NATURE OF
       THE COMPANY. SEE NOTE 11 TO THE FINANCIAL STATEMENTS

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

       c.  Principles of Consolidation

       For the year ended December 31, 2002, the consolidated financial statements include the books and records of IDIGlobal, Inc., Internet Development, Inc., and idiglobal.com. For the year ended December 31, 2001, the consolidated financial statements include the books and records of IDIGlobal, Inc., Internet Development, and idiglobal.com. All inter-company transactions and accounts have been eliminated in the consolidation.

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

NOTE 7 - PENSION PLAN

       On July 1, 2000, the Company established a defined contribution 401(k) pension plan. The Company's contributions to the plan are based on matching 100 percent of the employees contributions to a maximum of six percent of compensation per participant. All employees with more than six months of service and who are age 20 1/2 or older are

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the consolidated Financial Statements
                    December 31, 2002 and 2001


NOTE 7 - PENSION PLAN (Continued)

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

NOTE 9. WARRANTS (Continued)


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

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

Theses financial statements have been restated to correctly represent the consolidated nature of the Company. The original statements identified New Connexions, Inc. as a wholly owned subsidiary, however, no shares had yet been issued and the Company was not the owner of New Connexions, Inc. The restatement had no effect to the financial statements, and only the disclosures were corrected to properly present the relationship.

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

     During the 2002 year we exchanged 4,385,000 shares of common stock to pay down a portion of a note payable for $300,000 to Kevin Griffith, our CEO. We also paid Mr. Griffith $120,000 in compensation for prior years.

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

                 ITEM 14: CONTROLS AND PROCEDURES

     We rely on formalized disclosure controls and procedures and have appointed a disclosure monitor and committee whose role is to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 12, 2003, our CEO and Principal Financial Officer evaluated the effectiveness of these disclosure controls and procedures and determined that a deficiency occurred in relation to this filing as a result of failure to ensure that the issuance of shares from NewConnexions to IDI Global had been completed.

     The CEO and Principal Financial Officer did not identify any deficiencies or material weaknesses in our internal controls, nor did they identify fraud that involved our management who had a significant role in our internal controls. They determined that the fact that NewConnexions was not our wholly owned subsidiary did not affect the overall material accuracy and completeness of our financial condition, results of operations and cash flows. They did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 14, 2003          IDI Global, Inc.


                            /s/ Steven R. Comer
                        By: _______________________________
                            Steven R. Comer
                            President and Director

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             /s/ Kevin R. Griffith
Date: May 14, 2003      By: ______________________________________________
                             Kevin R. Griffith
                             CEO, Secretary/Treasurer, and Director


                            /s/ Melanie Young
Date: May 14, 2003      By:___________________________________________
                             Melanie Young
                             Principal Financial Officer



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



                                    /s/ Kevin R. Griffith
Date: May 14, 2003                  ____________________________
                                    Kevin R. Griffith
                                    Chief Executive Officer



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



                                      /s/ Melanie Young
Date: May 14, 2003                   ____________________________________
                                     Melanie Young
                                     Principal Financial Officer