Form 10QSB
period 2003-03-31
IDI GLOBAL INC
filed 2003-05-15
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2003, the registrant had 11,750,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1: Financial Statements................................................3

Item 2: Management's Discussion and Analysis...............................10

Item 3: Control and Procedures.............................................17


                    PART II: OTHER INFORMATION

Item 1: Legal Proceedings..................................................17

Item 2: Changes in Securities and Use of Proceeds..........................17

Item 5: Other Information..................................................17

Item 6: Exhibits and Reports filed on Form 8-K ............................18

Signatures and Certifications .............................................19






                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


     The following financial information depicting our statements of operations for the three month periods ended March 31, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                IDI Global, Inc. and Subsidiaries

                Consolidated Financial Statements

                          March 31, 2003

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                                                     March 31,    December 31,
                                                       2003          2002
                                                  -------------- -------------
                                                    (Unaudited)
Current Assets
  Cash                                            $     150,532  $    172,965
  Restricted Cash                                       849,130       847,980
  Accounts Receivable                                   385,570        86,122
  Other Receivables(Net of Allowance
   of $72,000 and $0, Respectively)                           -             -
  Inventory                                               2,238         5,365
  Prepaid Expenses                                       19,674             -
                                                  -------------- -------------

    Total Current Assets                              1,407,144     1,112,432

Software and Equipment, Net                             142,825       148,851

Other Assets
  Marketing Rights                                      151,200       151,200
  Deferred Income Taxes                                 188,539       220,320
  Deposits                                              228,970       165,110
                                                  -------------- -------------

    Total Other Assets                                  568,709       536,630
                                                  -------------- -------------

    Total Assets                                  $   2,118,678  $  1,797,913
                                                  ============== =============




      The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,    December 31,
                                                       2003          2002
                                                  -------------- -------------
                                                    (Unaudited)

Current Liabilities
  Accounts Payable                                $     157,265  $    157,524
  Accrued Expenses                                      792,657       725,690
  Reserve for Refunds and Chargebacks                   134,641        95,000
  Notes Payable                                       1,284,733     1,204,733
                                                  -------------- -------------

    Total Current Liabilities                         2,369,296     2,182,947

Deferred Income Tax Liability                            20,320        20,320
                                                  -------------- -------------

    Total Liabilities                                 2,389,616     2,203,267

Stockholders' Equity
  Preferred Stock, Authorized 8,000,000 Shares,
    $.0001 Par Value, Issued and Outstanding -0-              -             -
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    11,875,000 and 11,750,000, Respectively              11,875        11,750
  Additional Paid in Capital                          1,243,723     1,168,848
  Retained Earnings (Deficit)                        (1,526,536)   (1,585,952)
                                                  -------------- -------------

Total Stockholders' Equity                             (270,938)     (405,354)
                                                  -------------- -------------

    Total Liabilities and Stockholders' Equity    $   2,118,678  $  1,797,913
                                                  ============== =============




      The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)

                                                  For the Three  For the Three
                                                   Months Ended  Months Ended
                                                    March 31,      March 31,
                                                      2003           2002
                                                  -------------- -------------
Revenues, Net
  Product Sales                                   $   2,586,08 1 $  2,915,890
  Training Revenues                                     163,091       187,154
                                                  -------------- -------------

    Total Revenues                                    2,749,172     3,103,044
                                                  -------------- -------------
Cost of Sales
  Product Costs                                       1,669,385     2,101,531
  Training Costs                                         82,231        94,363
                                                  -------------- -------------

    Total Cost of Sales                               1,751,616     2,195,894
                                                  -------------- -------------

Gross Profit (Loss)                                     997,556       907,150
                                                  -------------- -------------
Operating Expenses
  General & Administrative                              914,946       888,155
                                                  -------------- -------------

    Total Operating Expenses                            914,946       888,155
                                                  -------------- -------------

Net Operating Income (Loss)                              82,610        18,995
                                                  -------------- -------------
Other Income(Expense)
  Interest Income                                         1,178         1,943
  Interest Expense                                      (39,359)      (21,867)
  Other Income (Expense)                                 46,768        42,167
                                                  -------------- -------------

    Total Other Income(Expense)                           8,587        22,243
                                                  -------------- -------------

Income (Loss) Before Income Taxes                        91,197        41,238

Income Tax Expense
  Income Tax Expense                                          -           100
  Deferred Income Tax (Benefit) Expense                  31,781        17,378
                                                  -------------- -------------

    Total Income Tax Expense                             31,781        17,478
                                                  -------------- -------------

Net Income (Loss)                                 $      59,416  $     23,760
                                                  ============== =============

Net Income (Loss) Per Share                       $        0.01  $       0.00
                                                  ============== =============

Weighted Average Shares Outstanding                  11,791,667    11,078,868
                                                  ============== =============


      The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                  For the Three For the Three
                                                   Months Ended  Months Ended
                                                     March 31,     March 31,
                                                       2003         2002
                                                  -------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                               $      59,416  $     23,760
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                          7,111        16,387
     Deferred Income Taxes                               31,781        17,378
     Deposits                                           (63,860)      (14,256)
   Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                               (299,448)      (82,174)
     Prepaid Expenses                                   (19,674)        1,420
     Inventories                                          3,127             -
     Increase (Decrease) in:
     Accounts Payable                                      (259)      (21,912)
     Accrued Expenses                                    66,967        (2,083)
     Reserved for Refunds and Chargebacks                39,641       (13,227)
                                                  -------------- -------------

  Net Cash Provided(Used) by Operating Activities      (175,198)      (74,707)

Cash Flows from Investing Activities:
  Purchase of Software and Equipment                     (1,085)       (2,197)
                                                  -------------- -------------

  Net Cash Provided (Used) by Investing Activities       (1,085)       (2,197)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                 75,000             -
  Proceeds from Issuance of Notes Payable                80,000       142,000
  Principal Payments on Notes Payable                         -      (161,138)
                                                  -------------- -------------

  Net Cash Provided (Used) by Financing Activities      155,000       (19,138)
                                                  -------------- -------------

Increase (Decrease) in Cash                             (21,283)      (96,042)

Cash and Cash Equivalents at Beginning of Period      1,020,945     1,046,270
                                                  -------------- -------------

Cash and Cash Equivalents at End of Period        $     999,662  $    950,228
                                                  ============== =============




      The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)



                                                  For the Three For the Three
                                                   Months Ended  Months Ended
                                                     March 31,     March 31,
                                                       2003         2002
                                                  -------------- -------------
Cash Paid For:
  Interest                                        $       1,539  $          -
                                                  ============== =============
  Income Taxes                                    $           -  $          -
                                                  ============== =============



      The accompanying notes are an integral part of these consolidated financial statements.

                IDI Global, Inc. and Subsidiaries
          Notes to the Consolidated Financial Statements
                          March 31, 2003



GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

                    FORWARD LOOKING STATEMENTS

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

      Internet Development completed a number of changes internally during the first quarter of 2003, which created numerous positive effects on our business as a whole. These improvements streamlined the overall operations within Internet Development and reduced costs dramatically, while actually improving productivity and efficiency. Among these changes was the decision to create a newly executed strategic partnering agreement with Internet Development's small office/home office selling channel, currently operating in Salt Lake City, Utah. This agreement allows Chris Flores to assume ownership and responsibility of Internet Development's Salt Lake City small office/home office sales office. With this change, the sales office became a strategic business partner similar to other partners currently working with IDI Global.

      This structure allows the sale of Internet Development products and services to qualified leads generated by other strategic partners. Internet Development will continue to process all of its product and service sales through its merchant relationships and will retain a predetermined percentage of gross sales for product fulfillment and support. This structure actually increases Internet Development's margins on sales because of the cost savings associated with the streamlining of the Salt Lake internal operation and the realignment of the sales force.

      Management anticipates that this change in operation will reduce expenses related to personnel, payroll, lease payments, and other overhead, making a significant impact on Internet Development's bottom line profits within this channel. Internet Development personnel was reduced 20%, which will allow cost savings in salaries and related expenses, while ensuring effective management of our clients and business model going forward into the second quarter. Also, other measures were taken in an effort to realize and sustain profitability, including the evaluation of all vendor-provided services and other operational costs.

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

Results of Operations

      The following discussions are based on our financial statements included with this report and comparisons are presented for the three month periods ended March 31, 2003 and 2002 and relate to the historical information of idiglobal.com.

      Revenues   Revenues include sales of software and other products and
training and consulting services. Net revenues decreased by $353,871, or 11.4%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 There is no quarter to quarter trending that takes into account the life cycles of any given referral source and, therefore, quarter to quarter comparisons do not accurately project our true revenue strength. Nor does it establish any meaningful trending for future quarters. Management expects new referral sources to increase revenues in the remaining months of the year.

      Cost of Sales   Cost of sales includes commissions for outsourced sales
and our in-house sales force, costs of merchant accounts, fulfillment, and
other third party products and services.   Cost of sales decreased by
$444,280 or 20.2%, for the first three months of 2003 compared to the first three months of 2002. The decrease in the commissions was due to sales being made in-house and lowering the commissions paid to third-party referral sources. As a percentage of revenues, these expenses decreased from 70.8% for the first three months of 2002 to 63.7% for the same period in 2003.

      Gross Profit   Gross profit increased by $90,409, or 10.0%, for the
first three months of 2003 compared to the first three months of 2002. As a percentage of revenues, gross profit increased from 29.2% for the first three months of 2002 to 36.3% for the same period in 2003.

      Selling, General and Administrative    Selling expenses consist of both
sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. General and administrative expenses include salaries and benefits, rental of office space, professional fees and
other general office expenses.    These expenses increased by $26,791 or 3.0%,
for the first three months of 2003 compared to the first three months of 2002. The increase in these expenses was primarily due to increased costs from building in-house sales floors, as well as marketing costs for lead generation. As a percentage of revenues, these expenses increased from 28.6% for the first three months of 2002 to 33.3% for the same period in 2003.

      Operating Income   Operating income increased by $63,615, or 334.9%, for
the first three months of 2003 compared to the first three months of 2002. Operating margins increased from 0.6% in the first three months of 2002 to 3.0% in the first three months of 2003. Earnings before interest, taxes, and other expense were $82,610 for the first three months of 2003 and $18,995 for the first three months of 2002.

      Other Income (Expense)   Total other income for the first three months
of 2003 consisted of interest income in the amount of $1,178 and $46,768 as other miscellaneous income. This interest income reflected the interest paid by our bank for deposits held in sweep accounts during the year. We also accrued interest in the amount of $39,359 for loans from shareholders in the first three months of 2003. For the first three months of 2002, we received interest in the amount of $1,943 and $42,167 of other miscellaneous income.
We also accrued interest in the amount of $21,866 for loans from shareholders.

      Net Income   Net income increased by  $35,656, or 151.3%, for the first three months of 2003 compared to the first three months of 2002. Our earnings per share of common stock was $0.01 for the first three months of 2003 compared to $0.00 for the first three months of 2002.

Liquidity and Capital Resources

      In March 2002 we completed our acquisition of idiglobal.com and became a revenue generating company on a consolidated basis. While we have recorded net income on a consolidated basis for the 2003 first quarter and the 2002 year, we have made changes in our small office/home office sales channel which we anticipate will improve our profit margins.

      At March 31, 2003, we had $150,532 cash on hand compared to $172,965 at December 31, 2002. Total current assets at March 31, 2003 were $1,407,144 compared to $1,112,432 at December 31, 2002. Total current liabilities were $2,369,296 at March 31, 2003 compared to $2,182,947 at December 31, 2002. The
2003 first quarter total current liabilities were primarily the result of $1,284,733 of notes payable, with interest rates from 8% interest to 12% interest. This means we are currently unable to satisfy our total current liabilities with current assets and must negotiate favorable settlements for these liabilities. Our accumulated deficit totaled $1,526,536 at March 31, 2003 compared to $1,585,952 at the end of the 2002 year.

      Net cash used by operating activities for the 2003 first quarter was $175,198 compared to $74,707 for the 2002 first quarter. Net cash used by investing activities was $1,085 for the 2003 first quarter compared to $2,197 for the 2002 first quarter and was primarily related to purchase of software and equipment. Net cash provided by financing activities was $155,000 for the 2003 first quarter compared to net cash used by financing activities of $19,138 for the 2002 first quarter. The 2003 first quarter financing activities were primarily proceeds from sales of common stock and notes payable. Principal payments on notes payable were the primary reason for net cash used in the 2002 first quarter.

Commitments and Contingencies

      Our principle commitments consist of operating leases for office space in Orem, Utah, and Salt Lake City, Utah. As of December 31, 2002, the total monthly lease payments for the two offices is $16,393 and our future lease payments on leases were $528,048 through 2005.

      During the 2002 year we attempted to mediate a legal dispute with a former employee who claimed the right to a significant stock position and the right to certain commissions he alleged he earned during his employment with us. After hours of mediation the likelihood of resolving these issues was considered impossible because the settlement offers presented were not financially possible for us. We believe we have adequate documentation to refute these claims and will continue to vigorously defend this claim. We incurred significant legal fees, approximately $118,000 during the 2002 year related to this matter. Legal expense more than doubled to over $270,000 for the year ended December 31, 2002 as compared to the 2001 year. Most of these legal fees are attributable to the legal proceeding related to this previous employee and management expects additional legal fees as this case moves forward.

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

Financing

      While we are able to fund our operations by revenues and loans for the short term, we anticipate future acquisitions will increase revenues to fund operations and our growth over time. We have taken steps to reduce our monthly burn rate and to become cash flow positive, but we believe we may need an additional $1 million to $2 million in 2003 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

      Should external capital be required, we intend to structure private placements of our common stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. However, based on current market conditions in the technology sector, we may be unable to consummate a private placement on acceptable terms. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.

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

       If competitive practices prevent our passing along all these increased fees to our merchant customers in the future, we would have to absorb a portion of these increases thereby increasing our operating costs and reducing our profit margin. Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.
      From time to time, VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases..

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

ITEM 3: CONTROLS AND PROCEDURES

      We rely on internal controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On April 29, 2003, our CEO and Principal Financial Officer evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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


                    PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

      On December 1999, Gary Winterton, a former employee of idiglobal.com brought suit in the Fourth District Court for Utah County against idiglobal.com alleging he was not fully compensated under his employment contract because he was not given 12.5% of idiglobal.com's common stock and he alleged that idiglobal.com slandered him by informing other employees of his position with that company, and that his treatment by that company was unlawful under Utah's racketeering statute. On March 18, 2002, we filed a motion for summary judgment, and Mr. Winterton filed a memorandum in opposition to summary judgment on May 3, 2002. Then we filed a reply on May 29, 2002. On June 4, 2002, a hearing for summary judgment was conducted and on July 3, 2002, the judge issued a Memorandum Decision which granted summary judgment on the disparagement claim, but denied summary judgment on the remaining claims. Management believes we have adequate documentation to refute these claims and we intend to vigorously defend this claim.

      Additionally, Mr. Winterton filed a petition in July 2002 in the New Castle County, Delaware, Court of Chancery, seeking valuation of 150,000 shares of idiglobal.com, Inc. common stock that he held in his name prior to the 2002 merger between Internet Development, Inc., idiglobal.com and Bennion Corporation. This case is in the discovery stage. This case has been stayed pending a judgment in the Utah case.

      We are involved in various disputes and legal claims arising in the normal course of our business. Except for the actions discussed above, in the opinion of management, any resulting litigation from these disputes and claims will not have a material effect on our financial position and results of operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by us without registration during the 2002 third quarter through a recent date.

      On March 3, 2003 we sold 125,000 common shares to Parker Holdings, L.L.C. for $75,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

ITEM 5: OTHER INFORMATION

      Internet Development has developed a series of technologies to be implemented with NewConnexions, a new strategic partner of IDI Global. NewConnexions works with colleges and universities to offer an Internet service which allows these institutions to raise funding through our ARRAY technology platform. The NewConnexions package includes a customized portal page that gives the sponsoring organization a means of delivering messages or announcements to their subscriber base.

      IDI Global is in negotiations for ownership rights to NewConnexions' marketing and sales operation and anticipates completing the acquisition within the next 90 days. In IDI Global's annual report on Form 10-KSB, we announced the formation of NewConnexions, Inc., a Nevada corporation, as a wholly-owned subsidiary. However, the acquisition of the entity as a wholly-owned subsidiary was not completed as anticipated and IDI Global is continuing its efforts to complete this acquisition. IDI Global contributed the marketing rights and license we acquired in December 2002 to NewConnexions in consideration for a 10% interest in NewConnexions. We have also negotiated an exclusive right to purchase the remaining 90% of the issued and outstanding shares of NewConnexions.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

2.1 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed January 31, 2002)
3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)
3.2 Restated bylaws of IDI Global, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)
10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002)
10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002
         (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
10.3 Form of Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith and CasePak, Inc., as amended (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002
         (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
21.1 Subsidiaries of IDI (Incorporated by reference to exhibit 21.1 of Form 10-KSB, filed March 28, 2003)
99.1     Section 1350 certification
99.2     Section 1350 certification

Reports on Form 8-K

      We filed a current report on Form 8-K, dated January 31, 2003, under
Item 5 announcing the letter of intent to acquire Pacific WebWorks, Inc. as a wholly owned subsidiary.

                            SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    IDI GLOBAL, INC.

                               /s/ Steven R. Comer
Date: May 14, 2003         By: ______________________________________________
                               Steven R. Comer
                               President and Director



                               /s/ Kevin R. Griffith
Date: May 14, 2003         By: _____________________________________________
                               Kevin R. Griffith
                               CEO, Secretary/Treasurer, and Director



                               /s/ Melanie Young
Date: May 14, 2003         By: _______________________________________________
                               Melanie Young
                               Principal Financial Officer



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




Date: May 14, 2003              /s/ Kevin R. Griffith
                                __________________________________________
                                Kevin R. Griffith, Chief Executive Officer


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


                                    /s/ Melanie Young
Date: May 14, 2003                  _________________________________________
                                    Melanie Young, Principal Financial Officer