Form 10QSB
period 2003-06-30
IDI GLOBAL INC
filed 2003-08-14
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number: 000-30245

                         IDI Global, Inc.
                         ----------------
(Exact name of small business issuer as specified in its charter)

       Nevada                                        87-0617040
(State of incorporation)                 (I.R.S. Employer Identification No.)

462 East 800 North, Orem, Utah                84097
(Address of principal executive offices)     (Zip code)

Issuer's telephone number, including area code: (801) 224-4444

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 28, 2003, the registrant had 11,947,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1: Financial Statements...............................................3

Item 2: Management's Discussion and Analysis...............................10

Item 3: Control and Procedures ............................................16


                    PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds..........................16

Item 5: Other Information..................................................16

Item 6: Exhibits and Reports filed on Form 8-K.............................17

Signatures ................................................................18


                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


     The following financial information depicting our statements of operations for the three and six month periods ended June 30, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                IDI Global, Inc. and Subsidiaries

                Consolidated Financial Statements

                          June 30, 2003

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS

                                                    June 30,   December 31,
                                                     2003         2002
                                                 ------------- -------------
                                                  (Unaudited)
Current Assets
  Cash                                           $    131,764  $    172,965
  Restricted Cash                                     850,295       847,980
  Accounts Receivable                                 567,109        86,122
  Other Receivables(Net of Allowance of
    $72,000 and $0, Respectively)                           -             -
  Inventory                                             2,238         5,365
  Prepaid Expenses                                     18,135             -
                                                 ------------- -------------

    Total Current Assets                            1,569,541     1,112,432

Software and Equipment, Net                           138,080       148,851

Other Assets
  Investments                                         151,200             -
  Marketing Rights                                          -       151,200
  Deferred Income Taxes                               142,700       220,320
  Deposits                                            232,151       165,110
                                                 ------------- -------------

    Total Other Assets                                526,051       536,630
                                                 ------------- -------------

    Total Assets                                 $  2,233,672  $  1,797,913
                                                 ============= =============




       The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets



               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,     December 31,
                                                     2003          2002
                                                 ------------- -------------
                                                  (Unaudited)
Current Liabilities
  Accounts Payable                               $    180,088  $    157,524
  Accrued Expenses                                    815,453       725,690
  Reserve for Refunds and Chargebacks                 129,731        95,000
  Notes Payable                                     1,311,400     1,204,733
                                                 ------------- -------------

    Total Current Liabilities                       2,436,672     2,182,947

Deferred Income Tax Liability                          20,320        20,320
                                                 ------------- -------------

    Total Liabilities                               2,456,992     2,203,267

Stockholders' Equity
  Preferred Stock, Authorized 8,000,000 Shares,
    $.0001 Par Value, Issued and Outstanding -0-            -             -
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    11,875,000 and 11,750,000, Respectively            11,875        11,750
  Additional Paid in Capital                        1,243,723     1,168,848
  Retained Earnings (Deficit)                      (1,478,918)   (1,585,952)
                                                 ------------- -------------

    Total Stockholders' Equity                       (223,320)     (405,354)
                                                 ------------- -------------

    Total Liabilities and Stockholders' Equity   $  2,233,672  $  1,797,913
                                                 ============= =============







      The accompanying notes are an integral part of these consolidated financial statements.



                   IDIGlobal, Inc. and Subsidiaries
                 Consolidated Statements of Operations
                              (Unaudited)


                                  For the Three  For the Three  For the Six    For the Six
                                  Months Ended   Months Ended   Months Ended   Months Ended
                                  June 30,       June 30,       June 30,       June 30,
                                  2003           2002           2003           2002
                                  -------------- -------------- -------------- --------------
Revenues, Net
  Product Sales                   $   2,752,032  $   3,300,331  $   5,338,113  $   6,216,221
  Training Revenues                     176,910        212,483        340,001        399,637
                                  -------------- -------------- -------------- --------------

    Total Revenues                    2,928,942      3,512,814      5,678,114      6,615,858
                                  -------------- -------------- -------------- --------------
Cost of Sales
  Product Costs                       2,049,626      2,315,857      3,719,011      4,417,389
  Training Costs                         89,199        107,134        171,430        201,497
                                  -------------- -------------- -------------- --------------

    Total Cost of Sales               2,138,825      2,422,991      3,890,441      4,618,886
                                  -------------- -------------- -------------- --------------

Gross Profit (Loss)                     790,117      1,089,823      1,787,673      1,996,972
                                  -------------- -------------- -------------- --------------
Operating Expenses
  General & Administrative              671,531      1,048,174      1,586,477      1,936,329
                                  -------------- -------------- -------------- --------------

    Total Operating Expenses            671,531      1,048,174      1,586,477      1,936,329
                                  -------------- -------------- -------------- --------------

Net Operating Income (Loss)             118,586         41,649        201,196         60,643

Other Income(Expense)
  Interest Income                         1,192          1,839          2,370          3,782
  Interest Expense                      (40,234)        (2,722)       (79,594)       (24,588)
  Other Income (Expense)                 13,913         11,797         60,681         53,964
                                  -------------- -------------- -------------- --------------

    Total Other Income(Expense)         (25,129)        10,914        (16,543)        33,158
                                  -------------- -------------- -------------- --------------

Income (Loss) Before Income Taxes        93,457         52,563        184,653         93,801

Income Tax Expense
  Income Tax Expense                          -              -              -            100
  Deferred Income Tax
   (Benefit) Expense                     45,519         19,456         77,620         36,834
                                  -------------- -------------- -------------- --------------

    Total Income Tax Expense             45,519         19,456         77,620         36,934
                                  -------------- -------------- -------------- --------------

Net Income (Loss)                 $      47,938  $      33,107  $     107,033  $      56,867
                                  ============== ============== ============== ==============

Net Income (Loss) Per Share       $        0.00  $        0.00  $        0.01  $        0.01
                                  ============== ============== ============== ==============
Weighted Average Shares
  Outstanding                        11,831,944     11,500,000     11,875,000     11,289,434
                                  ============== ============== ============== ==============



The accompanying notes are an integral part of these consolidated financial statements.

                                   6



                   IDIGlobal, Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                              (Unaudited)



                                                           For the Six    For the Six
                                                           Months Ended   Months Ended
                                                             June 30,        June 30,
                                                               2003           2002
                                                          -------------- ---------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                             107,033         56,868
  Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by Operations:
     Depreciation & Amortization                                 14,087         33,652
     Deferred Income Taxes                                       77,620         36,834
     Deposits                                                   (67,041)             -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                       (480,987)      (121,079)
     Prepaid Expenses                                           (18,135)       (10,488)
     Inventories                                                  3,127         (2,197)
     Increase (Decrease) in:
     Accounts Payable                                            22,564        (32,511)
     Accrued Expenses                                            89,763         45,641
     Reserved for Refunds and Chargebacks                        34,731       (114,737)
                                                          -------------- ---------------

  Net Cash Provided(Used) by Operating Activities              (217,238)      (108,017)


Cash Flows from Investing Activities:
  Purchase of Software and Equipment                             (3,316)       (29,529)
                                                          -------------- ---------------

  Net Cash Provided (Used) by Investing Activities               (3,316)       (29,529)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                         75,000              -
  Proceeds from Issuance of Notes Payable                       115,000        434,000
  Principal Payments for Notes Payable                           (8,332)      (230,928)
                                                          -------------- ---------------

  Net Cash Provided (Used) by Financing Activities              181,668        203,928
                                                          -------------- ---------------

Increase (Decrease) in Cash                                     (38,886)        66,382

Cash and Cash Equivalents at Beginning of Period              1,020,945      1,046,270
                                                          -------------- ---------------

Cash and Cash Equivalents at End of Period                $     982,059  $   1,112,652
                                                          ============== ===============


The accompanying notes are an integral part of these consolidated financial statements.

                                   7



                   IDIGlobal, Inc. and Subsidiaries
           Consolidated Statements of Cash Flows (Continued)
                              (Unaudited)



                                                           For the Six    For the Six
                                                           Months Ended   Months Ended
                                                             June 30,        June 30,
                                                               2003           2002
                                                          -------------- ---------------
Cash Paid For:
  Interest                                                $      19,678  $       54,928
                                                          ============== ===============
  Income Taxes                                            $           -  $          100
                                                          ============== ===============







The accompanying notes are an integral part of these consolidated financial statements.



                IDI Global, Inc. and Subsidiaries
          Notes to the Consolidated Financial Statements
                          June 30, 2003


GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

INVESTMENTS/MARKETING RIGHTS

In May 2003 the Company signed an agreement to transfer its marketing rights to the New Connexions technology to a company named New Connexions. Pursuant to the agreement, the Company received a 10% interest in New Connexions for the transfer of the marketing rights and also received an option to purchase the remaining outstanding stock of New Connexions within 365 days for the consideration of 750,000 shares of the Company. The Company has also agreed to assist in the development of New Connexions as well as provide loans and services to New Connexions as needed.

RELATED PARTY TRANSACTIONS

Pursuant to the agreement with New Connexions above, the Company billed New Connexions for services performed during the quarter in the amount of $134,092. As of June 30, 2003 the Company has a related party receivable due from New Connexions in the amount of $470,530.

     In this report references to "IDI," "we," "us," and "our" refer to IDI Global, Inc.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within IDI's control. These factors include, but are not limited to, general economic conditions and economic conditions in the industry in which IDI may participate; competition within IDI's chosen industry, including competition from much larger competitors; technological advances and failure by IDI to successfully develop business relationships.

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

     Internet Development completed internal changes during the first quarter of 2003, which resulted in positive effects on our business as a whole. These improvements streamlined the overall operations within Internet Development and reduced our consolidated operating expenses for the second quarter of 2003 approximately 30% compared to the first quarter of 2003 . Among these changes was the decision to create a newly executed strategic partnering agreement with Internet Development's small office/home office selling channel, currently operating in Salt Lake City, Utah. This agreement allowed the manager of the small office/home office channel to assume ownership and responsibility of Internet Development's Salt Lake City small office/home office sales office. With this change, the sales office became a strategic business partner similar to other partners currently working with IDI Global.

     This structure allows the sale of Internet Development products and services to qualified leads generated by other strategic partners. Internet Development continues to process all of its product and service sales through its merchant relationships and retains a predetermined percentage of gross sales for product fulfillment and support. This structure actually increases Internet Development's margins on sales because of the cost savings associated with the streamlining of the Salt Lake City internal operation and the realignment of the sales force.

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

Results of Operations

     The following discussions are based on our financial statements included with this report and comparisons are presented for the three and six month periods ended June 30, 2003 and 2002.

     Revenues - Revenues include sales of software and other products and training and consulting services. Revenues decreased by $937,744, or 14.2%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Revenues for the 2003 second quarter decreased $583,872 or 16.6% compared to the 2002 second quarter. There is no quarter to quarter trending that takes into account the life cycles of any given referral source and, therefore, quarter to quarter comparisons do not accurately project our true revenue strength. Nor does it establish any meaningful trending for future quarters. Management expects new referral sources to increase revenues in the remaining months of the year.

     Cost of Sales - Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and
other third party products and services.   Cost of sales decreased by $728,445
or 15.8%, for the 2003 six month period compared to the 2002 six month period. These costs also decreased by $284,166, or 11.7%, for the 2003 second quarter compared to the 2002 second quarter. Cost of sales decreased from 69.8% of revenues for the 2002 six month period to 68.5% of revenues for the 2003 six month period. These costs increased to 73.0% for the 2003 second quarter compared to 69.0% of revenues for the 2002 second quarter.

     Gross Profit - Gross profit decreased by $209,299, or 10.5%, for the 2003 six month period compared to the 2002 comparable period and decreased by $299,706 or 27.5%, for the 2003 second quarter compared to the 2002 second quarter. As a percentage of revenues, gross profit increased to 31.5% for the 2003 six month period from 30.2% for the same period in 2002, and decreased from 31.0% for the 2002 second quarter to 27.0% for the same period in 2003.

     Selling, General and Administrative - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. General and administrative expenses include salaries and benefits, rental of office space, professional fees and
other general office expenses.    These expenses decreased by $349,852, or
18.0%, for the 2003 six month period compared to the 2002 six month period and decreased by $376,643 or 35.9% for the 2003 second quarter compared to the 2002 second quarter. The increase in these expenses was primarily due to funding of new key initiatives to accelerate revenue growth in future years. As a percentage of revenues, these expenses decreased from 29.3% for the 2002 six month period to 27.9% for the 2002 six month period, and increased from 22.9% for the 2002 second quarter to 29.8% for the same period in 2003.

     Operating Income - Operating income increased by $139,773, or 231.8%, for the 2003 six month period compared to the 2002 six month period, and we recorded an operating income of $118,586 in the 2003 second quarter compared to $41,649 for the 2002 second quarter second quarter. Operating margins increased from 0.9% in the 2002 six month period to 3.5% for the 2003 six month period and increased from 1.2% in the 2002 second quarter to 4.2% in the 2003 second quarter. Earnings before interest, taxes, and other expense were $201,196 for the 2003 six month period compared to $60,643 for the 2002 six month period. Earnings before interest, taxes and other expense were $118,586 for the 2003 second quarter and $41,649 for the 2002 second quarter.

     Other Income (Expense) - Total other income for the 2003 six month period consisted of interest income in the amount of $2,370 and $60,681 as other miscellaneous income. We recorded total other expense of $16,543 for the 2003 six month period, which was primarily the result of accrued interest for loans from shareholders. For the 2003 second quarter we posted a $25,129 total other expense compared to a total other income of $10,914 for the 2002 second quarter.

     Net Income - Net income increased by $50,166, or 88.2%, for the 2003 six month period compared to the 2002 six month period. We recorded a net income of $47,938 for the 2003 second quarter compared to a net income of $33,107 for the 2002 second quarter. Our earnings per share of common stock was $0.01 for the 2003 six month period and for the 2002 six month period, and $0 for the 2003 second quarter and the 2002 second quarter.

Liquidity and Capital Resources

     We recorded net income on a consolidated basis for the 2003 six month period and the 2002 year; however, we are unable to satisfy our total current liabilities with cash on hand. At June 30, 2003, we had $131,764 cash on hand compared to $172,965 at December 31, 2002. Total current assets at June 30, 2003 were $1,569,541 compared to $1,112,432 at December 31, 2002.

     Total current liabilities were $2,436,672 at June 30, 2003 compared to $2,182,947 at December 31, 2002. The 2003 six month period total current liabilities were primarily the result of $1,311,400 of notes payable, with interest rates from 8% interest to 12% interest. We are currently unable to satisfy these total current liabilities with current assets and must negotiate favorable settlements for these liabilities. Our accumulated deficit totaled $1,478,918 at June 30, 2003 compared to $1,585,952 at the end of the 2002 year.

     Net cash used by operating activities for the 2003 six month period was $217,238 compared to $108,017 for the 2002 six month period. Net cash used by investing activities was $3,316 for the 2003 six month period compared to $29,529 for the 2002 six month period and was primarily related to purchase of software and equipment. Net cash provided by financing activities was $181,668 for the 2003 six month period compared to net cash provided by financing activities of $203,928 for the 2002 six month period. The financing activities for both the 2003 and 2002 six month period were primarily proceeds from notes payable.

     Internet Development has renewed its contract with Tupperware USA on a one-year extension running through May of 2004. Both parties have agreed contractually to automatic one-year renewal terms. The new contract requires Internet Development to give Tupperware an additional dollar royalty per paid subscriber each month. Management anticipates that this change will reduce both the amount per user and overall income generated from this account. Management expects to offset some of the lost income by increasing the number of subscribers using the My.Tupperware Array system during the remainder of 2003 through specific promotions and other coordinated marketing efforts with Tupperware. However, it is unknown whether such promotions and marketing efforts will be effective or successful.

Commitments and Contingent Liabilities

     Our principle commitments consist of operating leases for office space in Orem, Utah and Salt Lake City, Utah. As of December 31, 2002, the total monthly lease payments for the two offices was $16,393 and our future lease payments on leases were $528,048 through 2005.

     We have two secured convertible promissory notes that are outstanding.
On April 16, 2001, idiglobal.com granted a secured convertible promissory note to Kevin R. Griffith. idiglobal.com assumed the obligation to repay $300,000 provided to Worldwide Financial Holdings, Inc. by Mr. Griffith in anticipation of a merger with idiglobal.com. Worldwide Financial Holdings, Inc. loaned the $300,000 to idiglobal.com as part of an expected merger and when the parties agreed to terminate the merger, idiglobal.com agreed to assume this obligation. The promissory note carries 12% interest and, in addition to the principle and interest, Mr.Griffith will also receive a loan origination fee
of $9,000.    The amount due under the note may be converted into common stock at $0.20 per share. The note is payable in full on the earlier of: (i) July 1, 2002; (ii) default; (iii) closing of the sale of securities pursuant to a registration statement filed by idiglobal.com; or (iv) five days after the breach of the agreement by idiglobal.com. Late fees of 5% may be due if the note is paid late.  This note is past due as of the date of this filing.

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

     We rely on co-marketing alliances to generate clients, end-users, and revenue, and these agreements might hinder us from directly contacting potential clients in certain industries. We have key co-marketing arrangements with strategic partners in order to use their industry and marketing expertise. Some of these arrangements may provide or allow co-marketing partners some exclusive rights to co-market our services in a particular industry, which will limit our right to contact potential clients in that industry. Also, if a co-marketing relationship is terminated, we may be unable to replace that relationship with other alliances that have comparable
                                13
customer bases and user demographics. This limitation may affect our revenues because we expect that revenues generated from the sale of our products and services through these strategic co-marketing arrangements to account for a significant portion of our revenues for the foreseeable future. However, there can be no assurance that these arrangements will be successful in generating meaningful revenue.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our CEO and principal financial officer have designed and established disclosure controls and procedures to ensure that material information is made known to them in a timely manner by others within the company and its subsidiaries. Our CEO and principal financial officer reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, the CEO and principal financial officer evaluated the design and operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. They did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did they identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Registration of Shares

     On July 23, 2003 we registered 197,500 common shares to be issued pursuant to the IDI Global, Inc. 2002 Equity Incentive Plan. The shares were registered under an registration statement on Form S-8, File No. 333-107270. The shares have been issued to participants of the plan upon the exercise of options granted under the plan.

ITEM 5: OTHER INFORMATION

     IDI has implemented a new business model, referred to as the Array Express program. Management anticipates that this model will alleviate the cost barriers and marketing challenges that potential new clients face in making a decision to use the Array system. This model allows Internet Development to provide the full Array technology to a new client at no cost up front for custom development and setup. In exchange the new client commits to incorporate Array into their monthly auto-ship package or other similar program, at a reduced cost to the end-user. Management expects that this change will establish more perceived value to each subscriber as well as greater benefit to the corporate entity from more individuals using the system. This also should result in greater numbers of users per Array client, making each account more profitable to Internet Development on a month-to-month basis, and resulting in simplified client acquisition through our sales efforts.

     However, the success of the new business model has yet to be proven, as initial results are anticipated from the switch to Array Express during the third and fourth quarters of this year. We cannot assure that the response from potential clients to this new marketing approach will be positive. Also, by no longer requiring substantial development and setup fees from new clients for the Array system, Internet Development risks generating less revenue initially that may not be replaced through monthly recurring hosting revenues.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

2.1 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed January 31, 2002)
3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)
3.2 Restated bylaws of IDI Global, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)
10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002)
10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002 (Incorporated by reference to exhibit
        10.2 for Form 10-QSB, as amended, filed August 15, 2002)
10.3 Form of Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith and CasePak, Inc., as amended (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002 (Incorporated by reference to exhibit
        10.2 for Form 10-QSB, as amended, filed August 15, 2002)
21.1    Subsidiaries of IDI
31.1    Section 302 Chief Executive Officer Certification
31.2    Section 302 Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     None.

                            SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   IDI GLOBAL, INC.



                                   /s/ Steven R. Comer
Date: August 14, 2003          By: _________________________________________
                                   Steven R. Comer
                                   President and Director


                                   /s/ Kevin R. Griffith
Date: August 14, 2003          By: _________________________________________
                                   Kevin R. Griffith
                                   CEO, Secretary/Treasurer, and Director


                                   /s/ Melanie Young
Date: August 14, 2003          By: _________________________________________
                                   Melanie Young
                                   Principal Financial Officer