Form 10QSB
period 2003-09-30
IDI GLOBAL INC
filed 2003-11-14
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 28, 2003, IDI Global, Inc. had 14,850,433 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1: Financial Statements................................................2

Item 2: Management's Discussion and Analysis ..............................11

Item 3: Control and Procedures.............................................16


                    PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds..........................17

Item 6: Exhibits and Reports filed on Form 8-K.............................17

Signatures.................................................................19





                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The following financial information depicting our statements of operations for the three and nine month periods ended September 30, 2003 and 2002, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                IDI Global, Inc. and Subsidiaries

                Consolidated Financial Statements

                        September 30, 2003

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets



                              ASSETS

                                                    September 30, December 31,
                                                         2003        2002
                                                    ------------- ------------
                                                     (Unaudited)
Current Assets
  Cash                                              $    210,664  $   172,965
  Restricted Cash                                        851,153      847,980
  Accounts Receivable                                    892,945       86,122
  Other Receivables(Net of Allowance of
    $72,000 and $0, Respectively)                              -            -
  Inventory                                                    -        5,365
  Prepaid Expenses                                        16,523            -
                                                    ------------- ------------

    Total Current Assets                               1,971,285    1,112,432

Software and Equipment, Net                              131,941      148,851

Other Assets
  Investments                                            151,200            -
  Marketing Rights                                             -      151,200
  Deferred Income Taxes                                   72,700      220,320
  Deposits                                               228,626      165,110
                                                    ------------- ------------

    Total Other Assets                                   452,526      536,630
                                                    ------------- ------------

    Total Assets                                    $  2,555,752  $ 1,797,913
                                                    ============= ============

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    September 30, December 31,
                                                         2003        2002
                                                    ------------- ------------
                                                    (Unaudited)
Current Liabilities
  Accounts Payable                                  $    178,914  $   157,524
  Accrued Expenses                                       735,215      725,690
  Reserve for Refunds and Chargebacks                    154,584       95,000
  Notes Payable                                        1,309,942    1,204,733
                                                    ------------- ------------

    Total Current Liabilities                          2,378,655    2,182,947

Deferred Income Tax Liability                             20,320       20,320
                                                    ------------- ------------

    Total Liabilities                                  2,398,975    2,203,267

Stockholders' Equity
  Preferred Stock, Authorized 8,000,000 Shares,
    $.0001 Par Value, Issued and Outstanding -0-               -            -
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value,  Issued 14,020,833 and
    11,750,000 Shares, Respectively and
    Outstanding 13,872,833 and 11,750,000
    Shares, Respectively                                  13,873       11,750
  Additional Paid in Capital                           2,407,725    1,168,848
  Subscription Receivable                               (875,000)           -
  Retained Earnings (Deficit)                         (1,389,821)  (1,585,952)
                                                    ------------- ------------

Total Stockholders' Equity                               156,777     (405,354)
                                                    ------------- ------------

    Total Liabilities and Stockholders' Equity      $  2,555,752  $ 1,797,913
                                                    ============= ============



                 IDIGlobal, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)

                           For the Three  For the Three  For the Nine   For the Nine
                           Months Ended   Months Ended   Months Ended   Months Ended
                           September 30,  September 30,  September 30,  September 30,
                           2003           2002           2003           2002
                           -------------- -------------- -------------- --------------
Revenues, Net
  Product Sales            $   3,301,302  $   2,628,023  $   8,639,415  $   8,844,246
  Training Revenues              274,484        162,567        614,485        562,203
                           -------------- -------------- -------------- --------------

    Total Revenues             3,575,786      2,790,590      9,253,900      9,406,449
                           -------------- -------------- -------------- --------------
Cost of Sales
  Product Costs                2,560,226      1,817,222      6,279,237      6,234,610
  Training Costs                 138,396         81,966        309,826        283,464
                           -------------- -------------- -------------- --------------

    Total Cost of Sales        2,698,622      1,899,188      6,589,063      6,518,074
                           -------------- -------------- -------------- --------------

Gross Profit (Loss)              877,164        891,402      2,664,837      2,888,375
                           -------------- -------------- -------------- --------------
Operating Expenses
  General & Administrative       687,975      1,073,465      2,274,452      3,008,896
                           -------------- -------------- -------------- --------------

    Total Operating Expenses     687,975      1,073,465      2,274,452      3,008,896
                           -------------- -------------- -------------- --------------

Net Operating Income (Loss)      189,189       (182,063)       390,385       (120,521)
                           -------------- -------------- -------------- --------------
Other Income(Expense)
  Interest Income                    879          1,727          3,249          5,509
  Interest Expense               (37,492)       (39,491)      (117,086)       (58,813)
  Other Income (Expense)           6,522         32,711         67,203         86,675
                           -------------- -------------- -------------- --------------
    Total Other Income
     (Expense)                   (30,091)        (5,053)       (46,634)        33,371
                           -------------- -------------- -------------- --------------
Income (Loss) Before
  Income Taxes                   159,098       (187,116)       343,751        (87,150)

Income Tax Expense
  Income Tax Expense                   -              -              -            100
  Deferred Income Tax
    (Benefit) Expense             70,000        (70,165)       147,620        (33,432)
                           -------------- -------------- -------------- --------------
    Total Income Tax
     Expense                      70,000        (70,165)       147,620        (33,332)
                           -------------- -------------- -------------- --------------

Net Income (Loss)          $      89,098  $    (116,951) $     196,131  $     (53,818)
                           ============== ============== ============== ==============
Net Income (Loss)
  Per Share                $        0.01  $       (0.01) $        0.02  $       (0.00)
                           ============== ============== ============== ==============
Weighted Average
  Shares Outstanding          12,824,481     11,500,000     12,309,479     11,359,622
                           ============== ============== ============== ==============





                 IDIGlobal, Inc. and Subsidiaries

              Consolidated Statements of Cash Flows

                           (Unaudited)

                                                         For the Nine   For the Nine
                                                         Months Ended   Months Ended
                                                         September 30,  September 30,
                                                         2003           2002
                                                         -------------- --------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                      $     196,131  $     (53,818)
  Adjustments to Reconcile Net Income (Loss) to
   Net Cash  Provided by Operations:
     Depreciation & Amortization                                20,965         51,653
     Deferred Income Taxes                                     147,620        (33,432)
     Deposits                                                        -              -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                      (806,823)      (159,704)
     Prepaid Expenses                                          (16,523)       (20,256)

     Inventories                                                 5,365              -
     Other Assets                                              (63,516)        (7,914)
     Increase (Decrease) in:
     Accounts Payable                                           21,390         (2,289)
     Accrued Expenses                                          181,066        115,069
     Reserved for Refunds and Chargebacks                       59,584       (113,103)
                                                         -------------- --------------

  Net Cash Provided(Used) by Operating Activities             (254,741)      (223,794)

Cash Flows from Investing Activities:
  Purchase of Software and Equipment                            (4,055)       (38,117)
                                                         -------------- --------------

  Net Cash Provided (Used) by Investing Activities              (4,055)       (38,117)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                        93,000              -
  Proceeds from Issuance of Notes Payable                      215,000        516,000
  Principal Payments for Notes Payable                          (8,332)      (279,678)
                                                         -------------- --------------

  Net Cash Provided (Used) by Financing Activities             299,668        236,322
                                                         -------------- --------------

Increase (Decrease) in Cash                                     40,872        (25,589)

Cash and Cash Equivalents at Beginning of Period             1,020,945      1,046,270
                                                         -------------- --------------

Cash and Cash Equivalents at End of Period               $   1,061,817  $   1,020,681
                                                         ============== ==============


                                7


                 IDIGlobal, Inc. and Subsidiaries

        Consolidated Statements of Cash Flows (Continued)

                           (Unaudited)

                                                         For the Nine   For the Nine
                                                         Months Ended   Months Ended
                                                         September 30,  September 30,
                                                         2003           2002
                                                         -------------- --------------
Cash Paid For:
  Interest                                               $      19,678  $      54,928
  Income Taxes                                           $           -  $         100

Non-Cash Activities:
Conversion of Interest Payable into Note Payable         $           -  $      10,400
Stock Issued in Settlement of Notes Payable
  and Accrued Interest                                   $     273,000  $           -
Stock Issued for Subscription Receivable                 $     875,000  $           -





                IDI Global, Inc. and Subsidiaries
          Notes to the Consolidated Financial Statements
                        September 30, 2003

GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

INVESTMENTS / MARKETING RIGHTS

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

RELATED PARTY TRANSACTIONS

Pursuant to the agreement with New Connections above, the Company billed New Connections for services performed during the quarter in the amount of $165,644. As of September 30, 2003 the Company has a related party receivable due from New Connections in the amount of $636,174.

COMMON STOCK

Pursuant to an S-8 registration for employee stock options, the Company issued 197,500 shares to employees; however, the employees will not receive these shares until the options are exercised and payment is received. As of September 30, 2003, 49,500 shares are outstanding pursuant to the exercise of the options. There are 148,000 shares which still remain available to employees for the possible exercise of the stock options. These shares have been issued but will not be considered outstanding until the options are exercised.

                IDI Global, Inc. and Subsidiaries
          Notes to the Consolidated Financial Statements
                        September 30, 2003


SUBSEQUENT EVENT

On October 3, 2003, the Company entered into a merger agreement to acquire Integrated Communication Systems, Inc. (Integrated) as a wholly-owned subsidiary through a forward triangular merger. Integrated is a New York corporation formed on February 27, 1998 which operates as a sports advertising and marketing company. To facilitate the merger, the Company incorporated a Nevada subsidiary, Sports Media International, Inc. (Sports Media).
Integrated will merge into Sports Me.

Pursuant to the agreement, the Company will exchange 954,600 shares of its common stock and warrants to purchase an aggregate of 378,450 shares of its common stock for all of the outstanding common stock of Integrated. The warrants to be exchanged will have an exercise price of $1.70 per share.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

      We are a holding company with two wholly-owned subsidiary, Internet Development, Inc. ("Internet Development") and Sports Media International,
Inc. ("Sports Media").   Internet Development designs, develops and markets
user-friendly, Internet-based software applications and development tools on an integrated service platform for small business customers and customers that have large affiliate networks. We also provide Internet-based applications to small business and home office businesses that require web and e-commerce tools to create a virtual presence on the Internet.

      Sports Media operates as a sports advertising and marketing company. It is primarily engaged in the business of selling advertising and marketing programs for media companies, such as ESPN Radio Sports Marketing, which does business with the major professional sports leagues, teams and universities. Within the company's sales agreements are marketing provisions which allow it to access exclusive team, league, retail promotion and merchandising opportunities. The marketing elements are packaged with advertising to create integrated, measurable sports media and marketing solutions for its clients.

      Integrated Communication Systems, Inc. Acquisition - On October 3, 2003, IDI Global entered into an merger agreement whereby IDI Global agreed to acquire Integrated Communication Systems, Inc. ("Integrated Communication") as a wholly-owned subsidiary through a forward triangular merger. IDI Global formed Sports Media as a wholly-owned subsidiary on September 22, 2003, and Integrated Communication merged into Sports Media. We acquired Integrated Communications with the intent of creating a new revenue stream, to enhance the marketing and distribution of New Connexions and Internet Development, and to strengthen and complete Internet Development's current management team.

      The agreement provided that IDI Global issue an aggregate of 954,600 shares of IDI Global common stock and warrants to purchase an aggregate of 378,450 shares of IDI Global common stock to the seventeen stockholders of Integrated Communication. The stockholders of Integrated Communication exchanged all 190.89 outstanding common shares of Integrated Communication they held for the IDI Global shares and warrants. The warrants granted in the merger transaction had an exercise price of $1.70 per share. The IDI Global shares issued in the exchange will also have piggy back registration rights for any future registration of IDI Global common stock under the Securities Act of 1933.

      idiglobal.com Acquisiton - On January 16, 2002, IDI Global, Inc. and its wholly owned subsidiary, Internet Development, Inc., entered into an agreement to complete a forward triangular merger with idiglobal.com, Inc., a Delaware corporation. Per the terms of the arm's-length agreement, Internet Development delivered approximately 7,500,000 shares of IDI Global common stock to idiglobal.com's seventeen shareholders in exchange for 100% of idiglobal.com's shares. The former idiglobal.com shareholders beneficially owned 65% of our outstanding common stock immediately following the acquisition. For accounting purposes, this transaction was valued at approximately $1.5 million and the acquisition was treated as a reverse acquisition with idiglobal.com being the accounting acquirer. Accordingly, idiglobal.com's results of operation are consolidated with IDI Global's from the closing date and all historical information prior to the acquisition date is that of idiglobal.com.

Results of Operations

      The following discussions are based on our financial statements included with this report and comparisons are presented for the three and nine month periods ended September 30, 2003 and 2002.

      Revenues - Revenues include sales of software and other products and training and consulting services. Net revenues decreased by $152,549, or 1.6%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Net revenues for the 2003 third quarter increased $785,196, or 28.1%, compared to the 2002 third quarter. There is no quarter to quarter trending that takes into account the life cycles of any given referral source and, therefore, quarter to quarter comparisons do not accurately project our true revenue strength. Nor does it establish any meaningful trending for future quarters. Management expects new referral sources to increase revenues in the remaining months of the year.

      Cost of Sales - Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. Cost of sales increased by $70,989, or 1.1%, for the 2003 nine month period compared to the 2002 nine month period. These costs also increased by $799,434, or 42.1%, for the 2003 third quarter compared to the 2002 third quarter. The increase in cost of sales in the 2003 periods was due to processing small office/home office lead generation charges. While revenue from these leads is offset completely by the cost of sales expenses, processing these fees solidifies and secures leads on the small office/home office side, protecting ongoing future revenues. As a percentage of revenues, cost of sales expenses increased from 68.1% for the 2002 third quarter to 75.5% for the same period in 2003.

      Gross Profit - Gross profit decreased by $223,538, or 7.7%, for the 2003 nine month period compared to the 2002 nine month period, and decreased by $14,238, or 1.6%, for the 2003 third quarter compared to the 2002 third quarter. As a percentage of revenues, gross profit decreased from 31.9% for the 2002 third quarter to 24.5% for the same period in 2003.

      Selling, General and Administrative - Selling expenses consist of both sales and marketing expenses, including department salaries and benefits, advertising, and other related expenses. General and administrative expenses include salaries and benefits, rental of office space, professional fees and
other general office expenses.    These expenses decreased by $734,443, or
24.4%, for the 2003 nine month period compared to the 2002 nine month period and decreased by $385,490, or 35.9%, for the 2003 third quarter compared to the 2002 third quarter. As a percentage of revenues, these expenses decreased from 38.5% for the 2002 third quarter to 19.2% for the same period in 2003. The decreases in the 2003 periods were primarily due to the restructuring of our small office/home office selling channel to a strategic partner in the first quarter of 2003. This structure streamlined the Salt Lake City internal operation and realigned the sales force.

      Operating Income - Operating income increased by $510,905, or 423.9%, for the 2003 nine month period compared to the 2002 nine month period, and we recorded an operating income of $189,189 in the 2003 third quarter compared to a $182,063 operating loss for the 2002 third quarter. Operating margins increased from 6.5% in the 2002 third quarter to 5.3% in the 2003 period. Earnings before interest, taxes, and other expense were $152,098 for the 2003 third quarter and $187,116 for the 2002 third quarter.

      Other Income (Expense)- Total other expense of $46,634 for the 2003 nine month period was primarily the result of accrued interest for loans from shareholders. We recorded a total other income of $33,371 for the 2002 nine month period which consisted of interest income primarily related to interest paid by our bank for deposits held in sweep accounts during the year, as well as sales of miscellaneous products. For the 2003 third quarter we posted a $30,091 total other expense compared to a total other expense of $5,053 for the 2002 third quarter.

      Net Income - Net income increased by $249,949, or 464.4%, for the 2003 nine month period compared to the 2002 nine month period. We recorded a net income of $89,098 for the 2003 third quarter compared to a net loss of $116,951 for the 2002 third quarter. Our earnings per share of common stock were $0.02 for the 2003 nine month period compared to $0.00 for the 2002 nine month period, and $0.01 for the 2003 third quarter compared to a net loss per common share of $0.01 for the 2002 third quarter.

Liquidity and Capital Resources

      We expect to rely on revenues from operations and loans to fund our operations in the short term. We recorded net income on a consolidated basis for the 2003 three and nine month periods and the 2002 year; however, we are unable to satisfy our total current liabilities with cash on hand. At September 30, 2003, we had $210,664 cash on hand compared to $172,965 at December 31, 2002. Total current assets at September 30, 2003 were $1,971,285 compared to $1,112,432 at December 31, 2002.

      Total current liabilities were $2,378,655 at September 30, 2003, compared to $2,182,947 at December 31, 2002. The 2003 nine month period total current liabilities were primarily related to $1,309,942 of notes payable, with interest rates from 8% interest to 12% interest. We are currently unable to satisfy these total current liabilities with current assets and must negotiate favorable settlements for these liabilities. Our accumulated deficit totaled $1,389,821 at September 30, 2003, compared to $1,585,952 at the end of the 2002 year.

      Net cash used by operating activities for the 2003 nine month period was $254,741 compared to $223,794 for the 2002 nine month period. Net cash used by investing activities was $4,055 for the 2003 nine month period compared to $38,117 for the 2002 nine month period and was primarily related to purchase of software and equipment. Net cash provided by financing activities was $299,668 for the 2003 nine month period compared to net cash provided by financing activities of $236,322 for the 2002 nine month period. The financing activities for both the 2003 and 2002 nine month period were primarily proceeds from notes payable.

Commitments and Contingent Liabilities

      Our principle commitments consist of operating leases for office space in Orem, Utah and Salt Lake City, Utah, and notes payable. As of December 31, 2002, the total monthly lease payments for the two offices was $16,393 and our future lease payments on leases were $528,048 through 2005. At September 30, 2003, we had notes payable totaling $1,309,942. Of the notes payable, $775,800 is payable to Compass Equity Partners for various loans, with 8% to 12% interest rates.

      Also, included in our notes payable is approximately $448,542 we owe to our CEO, Kevin R. Griffith. Of this amount, $315,000 is related to a secured convertible promissory note to Mr. Griffith, dated April 16, 2001. idiglobal.com assumed the obligation to repay $300,000 provided to Worldwide Financial Holdings, Inc. by Mr. Griffith in anticipation of a merger with idiglobal.com. Worldwide Financial Holdings, Inc. loaned the $300,000 to idiglobal.com as part of an expected merger and when the parties agreed to terminate the merger, idiglobal.com agreed to assume this obligation. The promissory note carries 12% interest and, in addition to the principle and interest, Mr.Griffith will also receive a loan origination fee of $9,000. The amount due under the note may be converted into common stock at $0.20 per share. The note is payable in full on the earlier of: (i) July 1, 2002; (ii) default; (iii) closing of the sale of securities pursuant to a registration statement filed by idiglobal.com; or (iv) five days after the breach of the agreement by idiglobal.com. Late fees of 5% may be due if the note is paid late.

      During the 2003 third quarter we were able to satisfy certain notes payable. In June 2003 we satisfied a note payable for $75,000 to Brent Crabtree, a shareholder. In July 2003 CasePak, Inc. converted its promissory note valued at $273,000 for 1,365,000 common shares, at $0.20 per share. idiglobal.com had granted the secured convertible promissory note for $200,000, at a 12% annual interest, to CasePak in December 2000.

Financing

      While we are able to fund our operations by revenues and loans for the short term, we anticipate future acquisitions will increase revenues to fund operations and our growth over time. We have taken steps to reduce our monthly burn rate and to become cash flow positive; but we believe we may need an additional $1 million to $2 million in 2003 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. Many of our competitors have significantly greater capital resources than we do. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

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

      Management may investigate acquisitions in order to acquire technology. We cannot predict the manner in which we may complete future acquisitions and management will determine the method used based upon our review of the situation and our relative negotiating strength. Possible methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We likely will acquire a business opportunity through the issuance of common stock or other securities.

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

      We are dependent upon certain relationships with third parties, the loss
of which may result in loss of customers.   We are dependent upon certain
merchant and banking relationships, as well as strategic relationships with third parties, who provide payment processing to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that instance, our customers may terminate their agreements with us and move their business to our competitors, which could have a significant effect on our revenues and earnings.

      Our sales may suffer if we lose certain outside referral sources.   We
currently derive approximately 70% of our customer referrals from outside sources. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our revenues. We are in the process of limiting our reliance upon these outside sources for customer referrals; however, we anticipate that a majority of our referrals will be generated by these sources for the foreseeable future.

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

       If competitive practices prevent our passing along all increased fees to our merchant customers in the future, we would have to absorb a portion of these increases thereby increasing our operating costs and reducing our profit margin. From time to time VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern that the company has held back sufficient funds in reserve accounts to cover these charge-backs.
Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

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

ITEM 3: CONTROLS AND PROCEDURES

      Our CEO and principal financial officer have reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

      On October 3, 2003, our board of directors authorized the issuance of an aggregate of 954,600 shares of common stock to the seventeen shareholders of Integrated Communication System, Inc. in consideration for 100% of that company's issued and outstanding common stock. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On September 30, 2003, our board of directors authorized the issuance of 583,333 shares of common stock to David Cattar for $875,000. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On July 31, 2003, our board of directors authorized the issuance of an aggregate of 1,365,000 common shares to convert a promissory note held by
CasePak, Inc.   The amount due under the note was $273,000.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      We believe each purchaser in the above transactions:
      . was aware that the securities had not been registered under federal securities laws;
      . acquired the securities for his/her/its own account for investment purposes under the federal securities laws;
      . understood that the securities would need to be held indefinitely unless registered or an exemption from registration applied to a proposed disposition; and,
      . was aware that the certificate representing the securities would bear a legend restricting its transfer.

Registration of Shares

      On July 23, 2003, we registered 197,500 common shares to be issued upon exercise of options granted to employees and consultants pursuant to the IDI Global, Inc. 2002 Equity Incentive Plan. The shares were registered under a registration statement on Form S-8, File No. 333-107270. The common shares will be issued to participants of the plan upon the exercise of options granted to them under the plan.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits
2.1 Agreement and Plan of Merger between IDI Global and Sports Media International, Inc. and Integrated Communication Systems, Inc., dated October 3, 2003 (Incorporated by reference to exhibit 2.1 for Form 8-K, filed October 15, 2003)
2.2 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed January 31, 2002)
3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)
3.2 Restated bylaws of IDI Global, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)
10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002)
10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002 (Incorporated by reference to exhibit
         10.2 for Form 10-QSB, as amended, filed August 15, 2002)

10.3     Secured Convertible Promissory Note between idiglobal.com and Kevin
         R. Griffith, as amended
10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002 (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
10.5 Employment Offer between IDI Global and Karl Akerman, dated October 3, 2003 (Incorporated by reference to exhibit 10.1 for Form 8-K, filed October 15, 2003)
21.1     Subsidiaries of IDI
31.1     Chief Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification

Reports on Form 8-K

      On October 15, 2003, we filed an current report on Form 8-K, dated October 3, 2003, under items 2, 5 and 7 disclosing the signing of the agreement for the acquisition of Integrated Communication Systems, Inc. It was impracticable at the time of filing to provide the audited financials for Integrated Communication Systems, but we intend to provide the required financials no later than December 17, 2003.

                            SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   IDI GLOBAL, INC.

                                       /s/ Steven R. Comer
Date: November 12, 2003            By:_______________________________________
                                      Steven R. Comer
                                      President and Director

                                       /s/ Kevin R. Griffith
Date: November 12, 2003            By:______________________________________
                                      Kevin R. Griffith
                                      CEO, Secretary/Treasurer, and Director

                                       /s/ Melanie Young
Date: November 12, 2003            By:_______________________________________
                                      Melanie Young
                                      Principal Financial Officer