Form 10KSB
period 2003-12-31
IDI GLOBAL INC
filed 2004-03-29
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

           For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $13,328,949

As of February 17, 2004 the registrant had 15,850,433 shares of common stock outstanding. The aggregate market value of the 11,250,433 shares of voting stock held by non-affiliates as of that date was approximately $16,425,632.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business.............................................3
Item 2.  Description of Property............................................12
Item 3.  Legal Proceedings..................................................12
Item 4.  Submission of Matters to a Vote of Security Holders................12

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer
         Purchase of Securities.............................................12
Item 6.  Management's Discussion and Analysis...............................14
Item 7.  Financial Statements...............................................17
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................39
Item 8A. Controls and Procedures............................................39

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act..................39
Item 10. Executive Compensation.............................................40
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters....................................41
Item 12. Certain Relationships and Related Transactions.....................43
Item 13. Exhibits and Reports on Form 8-K...................................43
Item 14. Principal Accountant Fees and Services.............................44
Signatures..................................................................45



                    FORWARD LOOKING STATEMENTS

In this annual report references to "IDI," "we," "us," and "our" refer to IDI Global, Inc. and its subsidiaries.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within IDI's control. These factors include but are not limited to economic conditions generally and in the markets in which IDI may participate; competition within IDI's chosen industry, including competition from much larger competitors; technological advances and failure by IDI to successfully develop business relationships.

                              PART I

                 ITEM 1.  DESCRIPTION OF BUSINESS

Historical Development

IDI Global, Inc. was incorporated in the state of Nevada on August 27, 1998 as Bennion Corporation. On January 14, 2002 the corporation name was changed to
IDI Global, Inc. ("IDI Global").   On January 23, 2002 IDI Global formed a
wholly-owned subsidiary, Internet Development, Inc., a Nevada corporation, for the purpose of completing a forward triangular merger between Internet Development and idiglobal.com, Inc. a Delaware corporation ("idiglobal.com"). Internet Development delivered approximately 7,500,000 shares of IDI Global common stock to idiglobal.com's seventeen shareholders in exchange for 100% of idiglobal.com's shares. The former idiglobal.com shareholders beneficially owned 65% of IDI Global's outstanding common stock immediately following the acquisition. This transaction was treated as a reverse acquisition with idiglobal.com being the accounting acquirer and was completed in March 2002.

On October 3, 2003 IDI Global, Inc. entered into an merger agreement whereby IDI Global agreed to acquire Integrated Communication Systems, Inc. ("Integrated Communication") as a wholly-owned subsidiary through a forward triangular merger. Integrated Communication operated as a sports advertising and marketing company. IDI Global formed a Nevada subsidiary, Sports Media International, Inc. ("Sports Media"), to facilitate the merger and Integrated Communication merged into Sports Media. IDI Global issued an aggregate of 954,600 shares of IDI Global common stock and warrants to purchase an aggregate of 378,450 shares of IDI Global common stock to the seventeen stockholders of Integrated Communication. The stockholders of Integrated Communication exchanged the 190.89 outstanding common shares of Integrated Communication they held for the IDI Global shares. The warrants to be granted in the merger transaction have an exercise price of $1.70 per share. The IDI Global shares issued in the exchange will also have piggy back registration rights for any future registration under the Securities Act of 1933 of IDI Global common stock.

On January 8, 2004 IDI Global signed an agreement to issue an aggregate of 1,000,000 common shares to acquire 100% of the 100,000 outstanding shares of Chief Financial, Inc., a Texas corporation ("Chief Financial") and its subsidiary, Professional Consulting Services, Inc., a Utah corporation ("Professional Consulting"). Chief Financial is a marketing company specializing in research, analysis, and distribution of products and services for small office/home office businesses nationwide. Professional Consulting is a marketing company.

Our Business

IDI Global is a holding company operating through its wholly-owned subsidiaries, Internet Development, Chief Financial and Sports Media.
Internet Development offers the tools to create a web site, including, a merchant account, web development services and the web hosting services, along with coaching and consulting services. In addition, Internet Development offers an Internet/extranet platform for large vertical businesses with a sizable network of affiliates. Chief Financial provides small office/home office products and services geared for specific businesses, such as real estate, wholesaling, etc., and sells add-on services and products for the small office/home office. Sports Media sells advertising and marketing programs for media companies. The business of each subsidiary is described in more detail below.

Internet Development's Business

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

     Products

QuickSite Builder -   QuickSite Builder is a completely browser-based,
point-and-click website builder technology for the Internet. QuickSite Builder allows a user without any programming knowledge to build a functional, e-commerce enabled website in a short time. Through QuickSite Builder small businesses have access to an application service platform that is sophisticated, functional and versatile; but also affordable. Available features include auto-responders, counters, banners, search engine site registration, online shopping mall presence, shopping cart, merchant account, secure online ordering and transaction processing, e-mail, incentive sweepstakes giveaways and customer demographic proofing. Internet Development intends to bundle QuickSite Builder with a business education course that is designed to help small business owners make optimal use of e-commerce and Internet Development's web technology.

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

     Market

QuickSite Builder is targeted at small businesses and small office/home office entrepreneurs who wish to establish an online business presence quickly, easily and cost-effectively. Target customers are all pre-qualified leads based
                                4
on lists of individuals who have previously purchased business education products or services through "infomercials" or other direct sales channels. Internet Development also acquires new customers through Chief Financial and qualified third-party leads.

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

Internet Development's marketing strategy is to compel this existing sales network to sell its ARRAY product to the independent distributors by establishing ARRAY not only as a cost saving measure, but also as a profit center for the parent company. The corporate parent is paid a recurring monthly commission for each distributor who signs up for a personal website. The parent is thus encouraged to endorse and aggressively promote the product to the sales organization. Recurring revenues are created by providing independent affiliates with their own e-commerce enabled web sites for an initial set-up fee and monthly hosting fee. Value-added services will be available to the affiliates for an additional monthly fee. Also, distributors who refer the product to other distributors may be given a discount off their own monthly hosting fee.

IDI implemented a new business model during 2003, referred to as the ARRAY Express program. Management anticipates that this model will alleviate the cost barriers and marketing challenges that potential new clients face in making a decision to use the ARRAY system. This model allows Internet Development to provide the full ARRAY technology to a new client at no cost up front for custom development and setup. In exchange the new client commits to incorporate ARRAY into their monthly auto-ship package or other similar program, at a reduced cost to the end-user. Management expects that this change will establish more perceived value to each subscriber as well as greater benefit to the corporate entity from more individuals using the system. This also should result in greater numbers of users per ARRAY client, making each account more profitable to Internet Development on a month-to-month basis, and resulting in simplified client acquisition through our sales efforts.

However, the success of the new business model has yet to be proven, as initial results from the switch to ARRAY

Express occurred during the third and fourth quarters of 2003. We cannot assure that the response from potential clients to this new marketing approach will be positive. Also, by no longer requiring substantial development and setup fees from new clients for the ARRAY system, Internet Development risks generating less revenue initially that may not be replaced through monthly recurring hosting revenues.

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

      Competition

There are now numerous other self-replicating web site development programs available on the market. ARRAY does not currently face significant direct competition in the markets we are pursuing. ARRAY competes primarily with custom, proprietary enterprise solutions usually developed internally or outsourced by a company. These proprietary solutions are expensive and difficult to implement and maintain. Kinzan.com represents a very good example of a competitor that provides similar services as ARRAY. Kinzan.com develops distributed e-commerce enabled web networks with centralized administrative functions. Kinzan.com targets primarily traditional offline retailers, franchisers, durable goods manufacturers, media companies and professional organizations.

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

     Major Customers

During the years ended December 31, 2003, two customers generated significant hosting revenues. Tupperware Corporation accounted for nearly 44% of our total hosting revenues and Internet Service Corp. accounted for 20% of our total hosting revenues.

We received formal notification in February 2004, that Tupperware is proceeding on a course to develop a proprietary in-house web site solution, and this will result in a loss of income from Tupperware in July 2004. The loss of one or more significant clients who determine to not renew their ARRAY product agreements, whether to use a competitor's website system, or to develop and maintain their own system in-house, is always a potential risk or event that could have an adverse material effect on our financial condition. This type of event is beyond our control, even while making every effort to provide an industry-leading product at a price that is competitive and affordable.

During the year ended December 31, 2003, Professional Marketing International provided leads to us that generated 91% of total revenues compared to 67% of total revenues generated by leads from Professional Marketing International for the 2002 year.

      Intellectual Property

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

      Employees

Internet Development employs 54 full time employees. These employees are not presently covered by any collective bargaining agreement. We believe that relations with these employees are good, and we have not experienced any work stoppages.

      Factors Affecting Future Performance

      We are dependent upon certain relationships with third parties, the loss of which may result in loss of customers.

We are dependent upon certain merchant and banking relationships, as well as strategic relationships with third parties, who provide payment processing to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that instance, our customers may terminate their agreements with us and move their business to our competitors, which could adversely affect on our revenues and earnings.

      Our sales may suffer if we lose certain referral sources.

We currently derive approximately 91% of our customer referrals from our subsidiaries and outside sources. These referral sources have been cyclical in volume and quality over the past years. There are typical lows in late spring and late fall. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our revenues. We are in the process of limiting our reliance upon outside sources for customer referrals; however, we anticipate that referrals will be generated by these sources for the foreseeable future.

     Our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not timely delivered to our customers, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

The electronic commerce, web hosting and merchant processing markets in which we compete are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may be required to engage in a number of research and development projects, which carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In our core Internet-based services, these risks are even more acute. These projects could result in increased research and development costs in excess of historical levels and the loss of revenues. We could lose customers if the new products and services do not perform as intended or are not acceptable in the marketplace.
     Any delay in the delivery of new products or services could render the less desirable by our customers, or possibly even obsolete. In addition, the products and services we deliver to the small business market are designed to process critical transactions including key reports and other information associated with those transactions, all at very high volumes and processing speeds. Any performance problems that arises with a new product or service could result in significant processing or reporting errors.

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

We rely upon trade secrets with respect to our source code and functionalities and other non-patented proprietary information in our product development activities. We seek to protect trade secrets and proprietary knowledge in part through confidentiality agreements with our employees, resellers, and collaborators. These agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of this information.
     In addition, if employees or collaborators develop products independently that may be applicable to our products under development, then disputes may arise about ownership of proprietary rights to those products or services. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. It would be impossible to predict whether litigation might be successful.

Chief Financial Inc.'s Business

Chief Financial is a provider of goods and services targeted at the small office/home office market. Chief Financial provides products and services through two divisions, M57 Media and Chief Marketing Systems, as well as through its wholly-owned subsidiary, Professional Consulting Services.

M57 Media -   M57 Media provides home business education and home business opportunities through Internet home business development products. It provides training and coaching for customers seeking a customized solution and training on setting up their home-based and online businesses. M57 Media markets its products and services through Internet marketing using search engines, banners, pop ups, and email campaigns. Services are provided directly to the customer with no intermediate channel partner. It also relies on 3rd Party Publishers to provide email addresses for target market mailings, targeted pops, etc.

M57 Media's products and services help customers establish a home-based business in areas such as:
      Real estate
      Recruiting
      Auto sales
      Wholesaling
      Insurance sales

M57 Media also provides other value-added services:
      Sales and lead generation
      Concept to implementation consulting
      Graphic design
      Web hosting
      Merchant account setup
      Payment processing solutions
      Development and optimization of e-mail campaigns
      Targeted direct marketing

M57 Media also offers an electronic system that automates the tracking of sales and re-bill of hosting and/or membership fees. This system handles all of the recurring billing, new clients, drops, customer service, lead management, reporting, financials and so forth. It is an Internet system that fully integrates the sales arm with the billing and financial reporting arm of a business.

M57 Media competes with many individuals and companies that direct market business opportunities on the Internet. In addition, it competes with other selling practices such as infomercials and seminars. While there are many competitors, management believes the current target market is vast and that the Internet is becoming a strong channel and a viable competitor to the more personal approaches like infomercials and seminars. However, customers acquired from seminar and infomercial channels have a higher close ratio than Internet generated leads.

Chief Marketing Systems & Professional Consulting Services -   Chief Marketing
Systems is a division of Chief Financial and Professional Consulting Services is a wholly-owned subsidiary of Chief Financial. These companies sell add-on services and products to customers identified by M57 Media and other lead suppliers. These products are focused on the small office/home office marketplace and includes self-replicating web site tools, single web sites, e-commerce solutions, coaching and training services for small office/home office customers.

Sales occur through direct contact with the customer via telephone through Professional Consulting Services, located in St. George, Utah, and Chief Marketing Systems, located in Salt Lake City, Utah. These companies compete with numerous direct sales floors that provide these kinds of services.

The add-on services and products are primarily provided by Internet Development, including its QuickSite Builder, merchant accounts, and other education services. In addition, Chief Financial provides a secondary merchant account for billing processing.

      Employees

Chief Financial has 66 employees. These employees are not presently covered by any collective bargaining agreement. We believe that relations with these employees are good, and we have not experienced any work stoppages.


      Factors Affecting Future Performance

      Our marketing is subject to federal regulations which, if changed, could restrict or eliminate our operations.

The Federal Trade Commission and Federal Communications Commission establish direct marketing regulations which govern how we do our business. Promotion and advertising groups which supply customer information to us are required to comply with SPAM legislation. In addition, Cardholder Information Security Policy requirements which take effect March 1, 2005 will add complexity and cost to the merchant account process. Further regulation in this area may cause processing delays or hiccups that could be damaging to our business, or regulations could further restrict our operations, effectively curtailing or eliminating our marketing approach.

      Attrition within our contact center may reduce our productivity and profitability.

Attrition of key sales floor managers and leaders can quickly bring the productivity of a contact center to a low level. It then takes significant time to reorganize the sales floor for new leadership and expectations. Attrition at a high level is a serious threat to long-term stability of our operations.

Sports Media's Business

Sports Media is primarily engaged in the business of selling advertising and marketing programs for media companies, such as ESPN Radio Sports Marketing, which does business with the major professional sports leagues, teams and universities. Sports Media's marketing agreements include a unique provision that allows Sports Media access to exclusive team, league, retail promotion and merchandising opportunities. The marketing aspects of a project are combined with advertising to create integrated media and marketing solutions for clients. Since Sports Media's inception, a substantial portion of its revenues has been generated through the sale of advertising and promotion to nationally recognized marketers, such as, Coca-Cola, Sterling Jewelers, Nike, American Express, and RCA.

      Products and Services

Sports Media brokers media and advertising promotions between large production firms, such as ESPN Radio Sports Marketing, and large advertisers and marketers. These marketing agreements allow the advertisers and marketers the use of the production and distribution resources available through the production firm. These agreements provide large marketers with one-stop shopping to create, produce and air advertising campaigns on some of the most recognized channels nationwide.

The target market is twofold. First, and primarily, the national marketers are the paying customer for the air time, production services, media, etc. However, the affinity group, the sports team, race car driver, etc., also provides a synergistic opportunity to match merchandising with advertising. Large companies such as Coke or Nike utilize the advertising services while simultaneously creating their marketing campaign around sponsorship of an athlete, driver, team, etc. For example, the "Air Jordan" branding of Nike shoes is advertised through ESPN, while merchandise is marketed for Nike.

      Marketing

Sports Media relies on its premier relationships with companies like ESPN Radio and does not rely on mass marketing to sell its services. Opportunities for marketing and advertising are created by relationships between the advertiser, marketer and promoter and are reliant upon prior marketing relationships and reputation. The experience and reputation of key employees of Sports Media enables it to address this marketplace in a unique way.

      Major Customers

Sports Media has the only preferred/premier relationship with ESPN Radio. This relationship with ESPN Radio has allowed Sports Media to penetrate the largest marketers in the nation. As of the date of this filing, Sports Media does not have any one customer that provides a significant percentage of its total revenues.

      Employees

Sports Media has two employees, but relies on several sales consultants and other relationship partners. These employees are not presently covered by any collective bargaining agreement. We believe that relations with these employees are good, and we have not experienced any work stoppages.

      Factors Affecting Future Performance

      The loss of any one contract could adversely affect revenues because sales cycles are long and each contract is significant.

The size of each contract is significant, but the number of contracts serviced each year is small. Thus, any one contract represents a significant portion of Sports Media's revenue and earnings. Once an agreement is finalized, there are minimal risks of the agreement being rescinded. However, the sales cycle is long and replacement of revenue from a failed agreement requires a significant amount of time.

      Sports Media depends on key employees who may leave at any time.

Our business is dependent upon relationships that our key employees have formed. We have not entered into any contracts with these employees and they may leave us at anytime. Also, if the key employee's relationships with production firms and advertisers degrades or changes occur in associations, then our revenues will be adversely affected.

      Economic downturns may result in decreased revenues.

As economic downturns begin, marketing dollars are often the first budgets to be cut. Despite informal agreements and strong relationship-based opportunities, when marketing dollars are reduced, then marketing budgets are curtailed.


                 ITEM 2.  DESCRIPTION OF PROPERTY

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

                    ITEM 3.  LEGAL PROCEEDINGS

On March 12, 2004 Mercator Momentum Fund, L.P. and Mercator Momemtum Fund III, both California limited partnerships, and Mercator Advisory Group, L.L.C., a California limited liability company, filed a complaint against IDI Global, Inc. in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that IDI Global breached a Securities Purchase Agreement by refusing to accept $3,500,000 in consideration for promissory notes in the amount $3,500,000 with 3.5% interest, warrants to purchase 1,312,500 shares of IDI Global common stock at an exercise price of $1.20, a $175,000 due diligence fee, and failure to register the shares of common stock. We intend to defend against the claims, but due to the fact that we were recently served with the complaint, we have not identified all defenses we may have to these claims.

On December 1999, Gary Winterton, a former employee of idiglobal.com brought suit in the Fourth District Court for Utah County against idiglobal.com alleging he was not fully compensated under his employment contract because he was not given 12.5% of idiglobal.com's common stock and he alleged that idiglobal.com slandered him by informing other employees of his position with that company, and that his treatment by that company was unlawful under Utah's racketeering statute. On March 18, 2002, we filed a motion for summary judgment, and Mr. Winterton filed a memorandum in opposition to summary judgment on May 3, 2002. Then we filed a reply on May 29, 2002. On June 4, 2002 a hearing for summary judgment was conducted and on July 3, 2002 the judge issued a Memorandum Decision which granted summary judgment on the disparagement claim, but denied summary judgment on the remaining claims. Management is attempting to negotiate a settlement of this action.

Additionally, Mr. Winterton filed a petition in July 2002 in the New Castle County, Delaware, Court of Chancery, seeking valuation of 150,000 shares of idiglobal.com, Inc. common stock that he held in his name prior to the 2002 merger between Internet Development, Inc., idiglobal.com and Bennion Corporation. This case is in the discovery stage. This case has been stayed pending a settlement or judgment in the Utah case.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market Information

Our common stock is listed on the NASD OTC Bulletin Board under the symbol "IDIB." The following table presents the range of the high and low bid of our stock for each quarter for the past two years as reported by the OTC Bulletin Board Historical Data Service. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

       Year       Quarter Ended       High Bid   Low Bid
       ----       -------------       --------   -------

       2002       March 31            $ 5.20     $ 2.75
                  June 30               6.10       2.00
                  September 30          2.61       0.53
                  December 31           0.60       0.16

       2003       March 31            $ 0.45     $ 0.20
                  June 30               1.47       0.17
                  September 30          2.09       1.15
                  December 31           1.91       1.35

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:
..     registered and traded on a national securities exchange meeting specified criteria set by the SEC;
..     authorized for quotation from the NASDAQ stock market;
..     issued by a registered investment company; or
..     excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets.
If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include certain institutional investors and individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of our securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to the purchaser disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

Holders

As of February 17, 2004 we had approximately 114 stockholders of record.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold by us during the past year without registration.

On January 16, 2004 our board of directors authorized the issuance of an aggregate of 1,000,000 common shares to acquire Chief Financial, Inc. and its subsidiary, Professional Consulting Services. Our board of directors authorized the issuance of 250,000 shares each to Randy J. Lang and Christopher C. Matthews in exchange for 100% of the outstanding shares of Professional Consulting Services. Our board of directors authorized the issuance of 500,000 shares to an escrow account for the benefit of Chris Flores, the President of Chief Financial, Inc. to be issued at a later date. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by
Section 4(2) under the Securities Act.

On October 3, 2003 our board of directors authorized the issuance of an aggregate of 954,600 shares of common stock to the seventeen shareholders of Integrated Communication System, Inc. in consideration for 100% of that company's issued and outstanding common stock. Our board of directors also authorized the grant of warrants to purchase 378,450 shares at $1.70 and the warrants have a one year term. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On September 30, 2003 our board of directors authorized the issuance of 583,333 shares of common stock to David Cattar for $875,000. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On July 31, 2003 our board of directors authorized the issuance of an aggregate of 1,365,000 common shares to convert a promissory note held by
CasePak, Inc.   The amount due under the note was $273,000.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On March 3, 2003 our board of directors authorized the sale of 125,000 common shares to Parker Holdings, L.L.C. for $75,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In connection with this issuance of our securities, we believe that each purchaser:
..     was aware that the securities had not been registered under federal securities laws;
..     acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;
..     understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and
..     was aware that the certificate representing the securities would bear a legend restricting their transfer.

Issuer Purchase of Securities

None.


         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

During the 2003 year we were able to expand our business through strategic partnerships and acquisitions. Internet Development established a strategic partnership with New Connexions that allowed New Connexions to use our ARRAY technology platform for its customers. New Connexions works with colleges and universities to offer an Internet service which allows these institutions to promote fund raising on the Internet. Internet Development also implemented a new business model, the ARRAY Express program. Management anticipates that this model will alleviate the cost barriers and marketing challenges that potential new clients face in making a decision to use the ARRAY system. Finally, in October 2003 we diversified our revenue sources with the acquisition of Integrated Communication Systems, which became Sports Media.

During the 2003 year the general economy has been sluggish with unemployment relatively high. This economic situation has helped our business because when the economy suffers and unemployment is relatively high, individuals turn to small office/home office opportunities to replace or augment income. However, a sluggish economy reduces marketing dollars and has adversely affected Sports Media.

In January 2004 we strengthened our research, marketing and sales channels in the small office/home office market with the acquisition of Chief Financial and its wholly-owned subsidiary, Professional Consulting Services. Management anticipates that this acquisition may leverage additional sales opportunities and expand distribution for our subsidiaries. The acquisition of these companies expands our sales and distribution channels with targeted research on businesses that may need Internet Development's Internet applications.

Liquidity and Capital Resources

Our revenues are primarily from product sales and other cash is provided by financing activities. Our monthly cash outflow is mostly related to cost of sales and operating expenses. We recorded net income of $301,083 on a consolidated basis for the 2003 year, but recorded a net loss of $316,069 for 2002 year. Also, we are unable to satisfy our total current liabilities with cash on hand. We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are dependent on the efforts of our subsidiaries and other third parties to increase sales and, thus, increase our cash balances.

We have taken steps to reduce our monthly burn rate and to become cash flow positive; but we believe we may need an additional $1 million to $2 million in 2004 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete.

Operations -   For the year ended December 31, 2003 our net revenues from the sale of products increased 15.1% compared to the year ended December 31, 2002. Net cashed provided by operations for the 2003 year was $615,245 compared to $270,132 for the 2002 year. For the 2003 year net cash used by investing activities was $1,171,270 compared to $41,800 for the 2002 year. The 2003 year investing activities were primarily advances to New Connexions, a related party, and the 2002 year investments were primarily related to the purchase of software and equipment.

Financing - Net cash provided by financing activities was $1,184,267 for the 2003 year compared to net cash provided by financing activities of $286,607 for the 2002 year. Proceeds from stock issuances were 82.5% of the financing activities for the 2003 year and the 2002 year financing was primarily proceeds from notes payable.

Management may investigate acquisitions in order to acquire new technology. We cannot predict the manner in which we may complete future acquisitions and management will determine the method used based upon our review of the situation and our relative negotiating strength. Possible methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We likely will acquire a business opportunity through the issuance of common stock or other securities.

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

Commitments and Contingent Liabilities

Our principle commitments consist of operating leases for office space in Orem, Utah and Salt Lake City, Utah, and notes payable. As of December 31, 2003 the total monthly lease payments for the two offices were $16,393 and our future lease payments on these leases were $315,048 through 2005. At December 31, 2003 we had notes payable totaling $1,303,941, with $861,400 notes payable to Compass Equity Partners, a third party, and $442,541 notes payable to Kevin
R. Griffith, our CEO.  (See, Part III, Item 12, below, for details.)

During the 2003 year we were able to satisfy certain notes payable. In June 2003 we satisfied a note payable for $75,000 to Brent Crabtree, a shareholder. In July 2003 CasePak, Inc. converted its promissory note valued at $273,000 for 1,365,000 common shares at $0.20 per share. idiglobal.com had granted the secured convertible promissory note for $200,000, at 12% annual interest, to CasePak in December 2000.

Off-balance Sheet Arrangements

None.


Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries, Internet Development Inc. and Sports Media International, Inc. These discussions summarize our financial statements for the years ended December 31, 2002 and 2003 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item II, Part 7, below.

        Comparison of 2002 and 2003 Fiscal Year Operations
       ---------------------------------------------------

                                                        2002        2003
                                                  ------------- -------------


Net revenues                                      $ 12,303,448  $ 13,328,949

Cost of sales                                        8,475,750     9,786,221

Gross profit                                         3,827,698     3,542,728

Total operating expenses                             4,162,159     3,078,705

Net operating income (loss)                           (334,461)      464,023

Total other income (expense)                            (5,997)      (78,465)

Total income tax expense (benefit)                     (24,389)       84,475

Net income (loss)                                     (316,069)      301,083

Net earnings (loss) per share                     $      (0.03)   $     0.02

Net revenues increased by 8.3% for the 2003 year compared to the 2002 year. Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. Cost of sales increased by 15.5% for the 2003 year compared to the 2002 year. As a result our gross profit decreased by 7.4% for the 2003 year compared to the 2002 year.

Total operating expenses represent general and administrative expenses which include salaries and benefits, rental of office space, professional fees and other general office expenses. These operating expenses decreased 26.0% for the 2003 year compared to the 2002 year as a result of our efforts to reduce our monthly expenses. Accordingly, we recorded net operating income for the 2003 year compared to net operating loss for the 2002 year.

Total other expense of $78,465 for the 2003 year resulted from accrued interest for loans from shareholders that was offset by other income sales of miscellaneous products. We recorded a total other expense of $5,997 for the 2002 year which consisted of interest expense from accrued interest for loans from shareholders and income primarily related to interest paid by our bank for deposits held in sweep accounts during the year, as well as sales of miscellaneous products.

As a result of the above, we recorded net income for the 2003 year compared to a net loss for the 2002 year.

      Comparison of 2002 and 2003 Fiscal Year Balance Sheet
      -----------------------------------------------------

                                                      2002           2003
                                               --------------- --------------

Cash and cash equivalents                      $      172,965  $     797,176

Total assets                                        1,797,913      5,077,525

Total liabilities                                   2,203,267      2,387,988

Accumulated deficit                                (1,585,952)    (1,451,356)

Total liabilities and stockholders equity      $    1,797,913  $   4,904,035


The increase of total assets for the 2003 compared to the 2002 year was primarily the result of $151,200 in investments in New Connexions, a related party, advances of $953,038 to New Connexions, and goodwill of $1,500,000 from our acquisition of Integrated Communication Systems. We also had restricted cash of $852,011 for the 2003 year and $847,980 for the 2002 year that consists of monies due for credit card sales transacted near the end of the year that had not been posted to our cash accounts.

Risks of the Business

     We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $1 to $2 million additional financing within the next twelve months to remain competitive in our markets. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds. If we issue our securities for capital, the interests of investors and shareholders could be diluted.


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


                  ITEM 7.  FINANCIAL STATEMENTS

                IDI GLOBAL, INC. AND SUBSIDIARIES

                Consolidated Financial Statements

                    December 31, 2003 and 2002

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

Consolidated Statements of Operations.......................................6

Consolidated Statements of Stockholders' Equity.............................7

Consolidated Statements of Cash Flows.......................................8

Notes to the Consolidated Financial Statements.............................10

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________


                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of IDI Global, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of IDI Global, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDI Global, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah 84010
February 13, 2004

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets



                              ASSETS

                                                          December 31,
                                                        2003        2002
                                                  ------------- --------------
Current Assets
  Cash                                            $    797,176  $     172,965
  Restricted Cash                                      852,011        847,980
  Accounts Receivable                                   95,355         86,122
  Other Receivables(Net of Allowance of
    $72,000, Respectively)                                   -              -
  Prepaid expenses                                      76,238              -
  Inventory                                              6,300          5,365
                                                  ------------- --------------

    Total Current Assets                             1,827,080      1,112,432
                                                  ------------- --------------

Software Development and Equipment, Net                278,540        148,851
                                                  ------------- --------------
Other Assets
  Marketing Rights                                           -        151,200
  Deferred Income Taxes                                135,845        220,320
  Deposits                                             231,821        165,110
  Investments                                          151,200              -
  Advances to Related Party                            953,038              -
  Goodwill                                           1,500,000              -
                                                  ------------- --------------

    Total Other Assets                               2,971,904        536,630
                                                  ------------- --------------

    Total Assets                                  $  5,077,524  $   1,797,913
                                                  ============= ==============










      The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets



               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           December 31,
                                                        2003          2002
                                                   ------------- -------------
Current Liabilities
  Accounts Payable                                 $    118,853  $    157,524
  Accrued Expenses                                      848,776       725,590
  Income Taxes Payable                                      100           100
  Reserve for Refunds and Chargebacks                   103,000        95,000
  Notes Payable                                       1,303,941     1,204,733
                                                   ------------- -------------

    Total Current Liabilities                         2,374,670     2,182,947

Deferred Income Tax Liability                            20,320        20,320
                                                   ------------- -------------

    Total Liabilities                                 2,394,990     2,203,267

Stockholders' Equity
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    14,975,433 and 11,750,000, Respectively              14,976        11,750
  Additional Paid in Capital                          3,952,427     1,168,848
  Retained Earnings (Deficit)                        (1,284,868)   (1,585,952)
                                                   ------------- -------------

    Total Stockholders' Equity                        2,682,535      (405,354)
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $  5,077,525  $  1,797,913
                                                   ============= =============

         The accompanying notes are an integral part of these consolidated financial statements.

                 IDIGlobal, Inc. and Subsidiaries
              Consolidated Statements of Operations



                                                       For the Year Ended
                                                           December 31,
                                                   ---------------------------
                                                        2003           2002
                                                   ------------- -------------
Revenues, Net
  Product Sales                                    $ 12,175,962  $ 11,571,840
  Training Revenues                                   1,152,987       731,608
                                                   ------------- -------------
    Total Revenues                                   13,328,949    12,303,448
                                                   ------------- -------------
Cost of Sales
  Product Costs                                       9,115,126     8,107,072
  Training Costs                                        671,095       368,678
                                                   ------------- -------------
    Total cost of sales                               9,786,221     8,475,750
                                                   ------------- -------------

Gross Profit (Loss)                                   3,542,728     3,827,698
                                                   ------------- -------------
Operating Expenses
  General & Administrative                            3,078,705     4,162,159
                                                   ------------- -------------

    Total Operating Expenses                          3,078,705     4,162,159
                                                   ------------- -------------

Net Operating Income (Loss)                             464,023      (334,461)
                                                   ------------- -------------
Other Income(Expense)
  Interest Income                                         4,155         6,927
  Interest Expense                                     (191,485)     (124,909)
  Other Income (Expense)                                108,865       111,985
                                                   ------------- -------------

    Total Other Income(Expense)                         (78,465)       (5,997)
                                                   ------------- -------------

Income (Loss) Before Income Taxes                       385,558      (340,458)

Income Tax Expense
  Income Tax Expense                                        100           100
  Deferred Income Tax (Benefit) Expense                  84,375       (24,489)
                                                   ------------- -------------

    Total Income Tax Expense                             84,475       (24,389)
                                                   ------------- -------------

Net Income (Loss)                                  $    301,083  $   (316,069)
                                                   ============= =============

Net Income (Loss) Per Share                        $       0.02  $      (0.03)
                                                   ============= =============

Weighted Average Shares Outstanding                  12,915,689    11,509,722
                                                   ============= =============



      The accompanying notes are an integral part of these consolidated financial statements.





                    IDIGlobal, Inc. and Subsidiaries
       Consolidated Statements of Stockholders' Equity (Deficit)


                                                                  Additional    Retained
                                               Common Stock       Paid-in       Earnings
                                            Shares       Amount   Capital       (Deficit)
                                        -------------- ---------- ------------- -------------
Balance, December 31, 2001                 14,192,500  $   1,779  $    977,619  $ (1,269,883)

January 2002 - stock issued for
  conversion of debt at $0.07 per share     4,385,000        439       299,561             -

January 2002 - cancellation of shares      (3,960,029)      (396)          396             -

January 2002 - shares redeemed from
  shareholders at $0.07 per share          (3,654,971)      (366)     (249,634)            -

January 2002 - reverse stock split
  pursuant to reverse acquisition          (3,462,500)      (346)          346             -

January 2002 - share adjustment for
  reverse acquisition to record the
  shareholders remaining from Benion        4,000,000     10,390       (10,390)            -

November 2002 - options issued for
  marketing rights                                  -          -        88,700             -

December 2002 - shares issued for
  marketing rights at $0.25 per share         250,000        250        62,250             -

Net loss for the year ended
  December 31, 2002                                 -          -             -      (316,069)
                                        -------------- ---------- ------------- -------------

Balance, December 31, 2002                 11,750,000     11,750     1,168,848    (1,585,951)

April 2003 - shares issued for
  cash and services                           125,000        125       111,125             -

July 2003 - stock issued for conversion
  of debt at $0.20 per share                1,365,000      1,365       271,589             -

September 2003 - stock issued from
  exercise of options                         197,500        198        27,403             -

September 2003 - Stock issued for
  cash at $1.50 per share                     583,333        583       874,417             -

October 2003 - Shares issued for
  acquisition of Integrated
  Communications Systems                      954,600        955     1,499,045             -

Net income for the year ended
  December 31, 2003                                 -          -             -       301,083
                                        -------------- ---------- ------------- -------------

Balance, December 31, 2003                 14,975,433  $  14,976  $  3,952,427  $ (1,284,868)
                                        ============== ========== ============= =============


The accompanying notes are an integral part of these consolidated financial statements.




                 IDIGlobal, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows



                                                              For the Year Ended
                                                                   December 31,
                                                                2003          2002
                                                           ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                        $    301,083  $   (316,069)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                 88,663        69,943
     (Gain) Loss on Disposal of Assets                                -             -
     Bad Debts                                                        -        72,000
     Deferred Income Taxes                                       84,475       (24,489)
     Stock Issued for Services & accrued expenses               109,205             -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                         (9,233)       (5,095)
     Other Receivables                                                -       (72,000)
     Inventories                                                   (935)       (5,365)
     Prepaid expenses                                           (76,237)            -
     Other Assets                                               (66,711)      (92,674)
     Increase (Decrease) in:
     Accounts Payable                                           (38,670)       36,502
     Accrued Expenses                                           215,605       205,468
     Reserved for Refunds and Chargebacks                         8,000      (138,353)
                                                           ------------- -------------

  Net Cash Provided(Used) by Operating Activities               615,245      (270,132)

Cash Flows from Investing Activities:
  Purchase of Software and Equipment                           (218,232)      (41,800)
  Advances to related party                                    (953,038)            -
  Proceeds from Sale of Equipment                                     -             -
                                                           ------------- -------------

  Net Cash Provided (Used) by Investing Activities           (1,171,270)      (41,800)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Notes Payable                       290,000       606,400
  Proceeds from stock issuance                                  977,600             -
  Principal Payments on Notes Payable                           (83,333)     (319,793)
                                                           ------------- -------------

  Net Cash Provided (Used) by Financing Activities            1,184,267       286,607
                                                           ------------- -------------

Increase (Decrease) in Cash                                     628,242       (25,325)

Cash and Cash Equivalents at Beginning of Period              1,020,945     1,046,270
                                                           ------------- -------------

Cash and Cash Equivalents at End of Period                 $  1,649,187  $  1,020,945
                                                           ============= =============


The accompanying notes are an integral part of these consolidated financial statements

                                8

                 IDIGlobal, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)



                                                              For the Year Ended
                                                                   December 31,
                                                                2003          2002
                                                           ------------- -------------
Cash Paid For:
  Interest                                                 $    150,994  $     91,310
  Income Taxes                                             $        100  $        100

Non-Cash Investing and Financing Activities:
  Stock Issued for Services & Accrued Interest             $    109,205  $          -
  Note Issued for Treasury Stock                           $          -  $    250,000
  Stock Issued for Marketing Rights                        $          -  $     62,500
  Options Issued for Marketing Rights                      $          -  $     88,700
  Stock Issued for Note Payable                            $    206,000  $    300,000
  Stock Issued for Acquisition of Subsidiary               $  1,500,000  $          -




The accompanying notes are an integral part of these consolidated financial statements



                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

In October 2003, the Company issued 954,600 shares of common stock to acquire 100% of the outstanding shares of Integrated Communication Systems ("Integrated"), a New York corporation, through a merger with Sports Media International, Inc.a subsidiary organized by the Company as a merger subsidiary. Integrated's offices are located in New York City, and they are engaged in sports media and advertising.

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

c.  Principles of Consolidation

For the year ended December 31, 2003, the consolidated financial statements include the books and records of IDIGlobal, Inc., Internet Development, Inc., idiglobal.com and Integrated Communication Systems. For the year ended December 31, 2002, the consolidated financial statements include the books and records of IDIGlobal, Inc., Internet Development, and idiglobal.com. All inter-company transactions and accounts have been eliminated in the consolidation.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

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

An allowance for doubtful accounts has not been established as management deems all accounts receivable to be fully collectible as of December 31, 2003 and 2002.

Other receivables are non-trade receivables made to various individuals or companies. Management deems the collectibility to be in question, therefore an allowance of $72,000 has been established as of December 31, 2003 and 2002.

g.  Inventory

Inventory consists of computer equipment which is held for resale. The equipment is stated at the lower of cost or market determined using the first-in, first-out method (FIFO).

h.  Deposits

Deposits consists of following at December 31, 2003 and 2002:

                                                         2003        2002
                                                     ----------- -----------
     Funds held by merchant account provider         $  210,188  $  146,472
     Lease deposits                                      21,633      18,638
                                                     ----------- -----------
                                                     $  231,821  $  165,110
                                                     =========== ===========

During 2001, the Company paid $50,000 to a merchant account provider as a deposit for possible refunds and charge backs. In addition to the $50,000 deposit, the merchant account provider withholds 5% of each transaction
processed.   During 2003 and 2002, the merchant account provider withheld an additional $63,176 and $96,472, respectively. The balance of the deposits at December 31, 2003 and 2002 is $210,188 and $146,472, respectively.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.  Property and Equipment

Software and equipment as of December 31, 2003 and 2002 consists of the following and are recorded at cost:

                                                         2003        2002
                                                   ----------- -----------
      Computer equipment                           $  257,466  $  244,691
      Software and loan costs                         257,487      54,085
      Office equipment                                 91,674      86,841
      Furniture and fixtures                           56,502      59,159
      Leasehold improvements                            2,500       2,500
                                                   ----------- -----------
        Total fixed assets                            665,629     447,276
        Accumulated depreciation                     (387,088)   (298,425)
                                                   ----------- -----------
          Net software and equipment               $  278,541  $  148,851
                                                   =========== ===========

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

Depreciation charged to operations was $88,663 and $69,943 for the years ended December 31, 2003 and 2002, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2003 and 2002, no impairments were recognized.

j.  Marketing Rights

In accordance with Financial Accounting Standards Board Statement No. 142, the Company does not amortize intangibles. Intangibles are assessed for impairment on an annual basis. As of December 31, 2002, no impairment was recognized.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.  Marketing Rights (Continued)

During 2002, the Company issued 250,000 shares of common stock and 500,000 options for marketing rights for a business marketing model valued at $151,200. During 2003, the Company sold its marketing rights to New Connexions, Inc., for a 10% ownership interest. New Connexions is considered a related party, as Steve Comer, a former officer, is the brother of an officer and shareholder of New Connexions. (See note disclosure in investments).

k.  Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial
statements.    Outstanding warrants and employee stock options have been
considered in the fully diluted earnings per share calculation in 2003, however the effects of these stock equivalents are anti-dilutive in the 2002 period.

                                                  For the Years Ended
                                                      December 31,
                                                    2003         2002
                                               ------------- -------------
      Basic Earnings per share:
       Income (Loss)(numerator)                $    301,083  $   (316,069)
       Shares (denominator)                      12,915,689    11,509,722
                                               ------------- -------------
       Per Share Amount                        $       0.02  $      (0.03)
                                               ============= =============
      Fully diluted Earnings per share:
       Income (Loss)(numerator)                $    301,083  $   (316,069)
       Shares (denominator)                      20,071,294    11,509,722
                                               ------------- -------------
       Per Share Amount                        $       0.01  $      (0.03)
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

m.  Software Development Costs

In accordance with SFAS No. 86, software development costs are expressed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Total capitalized software development costs at December 31, 2003 was $202,329. Amortization expense for the years ended December 31, 2003

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.  Research and Development and Software Development Costs (Continued)

and 2002 was $33,721, $0 respectively. Research and development costs are expressed as incurred. During 2003 and 2002, there were no research and development expenses.

n.  Reserve for Refunds and Chargebacks

A certain percentage of sales made generally results in a refund or chargeback. Accordingly, the Company has reserved an amount in the financial statements to account for refund and chargebacks that have not yet been charged to the Company. Refunds and chargebacks could be paid up to one year following the original sale or transactions.

o.  Commissions

During 2003 and 2002, the company contracted with other entities to sell its products. The Company can pay a large sales commission for outsourced sales, depending on the contract arrangements with each particular entity.

p.  Advertising and Promotion

Advertising and promotion costs are expensed as incurred and totaled $78,572 and $85,358 for the years ended December 31, 2003 and 2002, respectively.

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

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

s. Fair Value of Financial Instruments (continued)

The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

NOTE 2 - INCOME TAXES

The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include differences between book and tax depreciation and benefits derived from net operating losses. At December 31, 2003, the Company had net operating losses totaling approximately $1,586,000 which begin to expire in the year 2019.

Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." The applicable federal and state tax rates in effect at December 31, 2003 and 2002 were used in calculating the income tax liabilities, expense, and deferred taxes.

Income tax expense for the years ended December 31, 2003 and 2002 is computed as follows:

                                                    2003          2002
                                               ------------- -------------
      Current:
         Federal                               $          -  $          -
         State                                          100           100
                                               ------------- -------------
            Total Current                               100           100
      Deferred:
         Federal                                     72,809       (21,320)
         State                                       11,566        (3,169)
                                               ------------- -------------
            Total Deferred                           84,375       (24,489)
                                               ------------- -------------
            Total Income Tax Expense           $     84,475  $    (24,389)
                                               ============= =============

The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:

                                                      2003         2002
                                                ------------ -------------
      Income taxes at statutory rate            $   131,089  $   (112,559)
      Nondeductible expenses                         (4,747)       (1,671)
      State income taxes, net of
        federal tax benefit                          18,133       (16,782)
      Valuation allowance                           (60,000)      106,523
                                                ------------ -------------
        Total                                   $    84,475  $    (24,489)
                                                ============ =============

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 2 - INCOME TAXES (Continued)

Deferred tax assets and liabilities consist of the following:

                                                       2003         2002
                                                  ------------ -------------
     Current deferred tax asset:
        Net operating loss                        $   530,447  $    674,922
        Less valuation allowance                     (394,602)     (454,602)
                                                  ------------ -------------
           Total deferred tax asset                   135,845       220,320
     Long-term deferred tax liability:
        Depreciation temporary differences            (20,320)      (20,320)
                                                  ------------ -------------
        Net deferred tax asset                    $   115,525  $    200,000
                                                  ============ =============

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards. As of December 31, 2003 and 2002, a valuation allowance has been recorded in the amount of $394,602 and $454,602, respectively.

NOTE 3 - NOTES PAYABLE

Notes payable are detailed as follows at December 31, 2003 and 2002:


                                                        2003         2002
                                                   ------------ -------------
Note payable to an officer and stockholder, bears
interest at 8%, payable on demand, unsecured       $   133,541  $          -

Note payable to an officer of the Company, bears
interest at 12%, matures May 2003, convertible
into common stock, unsecured                           309,000       309,000

Note payable to a corporation, bears interest
at 12%, payable on demand, convertible into
common stock, unsecured                                      -       206,000

Note payable to a stockholder, bears interest
at 13%, payable on demand, unsecured                   861,400       606,400

Note payable to a stockholder, non-interest
bearing, payable on demand, unsecured                        -        83,333
                                                   ------------ -------------

    Total Notes Payable                            $ 1,303,941  $  1,204,733
                                                   ============ =============

NOTE 4 - CONCENTRATIONS

The Company's carrying amount of cash deposits at December 31, 2003 was $1,649,187 of which $247,177 was covered by federal depository insurance.

The Company relied on an outside company for customer leads. During 2003 and 2002, the Company's SOHO revenues generated thru this lead source was 91% and 67%, respectively.

                 IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 4 - CONCENTRATIONS (Continued)

During 2003, two customers generated hosting revenues in excess of 10%. Customer A generated 44% of total hosting revenues and Customer B generated 20%.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2003 and 2002, the Company paid $0 and $102,193, respectively, to a stockholder as a principal payment on a note payable. The balance of the note at December 31, 2003 and 2002 is $0. During 2003, this same stockholder advanced $35,000 to the Company. The note is to be combined with deferred compensation of $98,542 to total $133,011.

During 2001, the Company received $309,000 from an officer of the Company. The balance of the note at December 31, 2003 and 2002 is $309,000.

During 2002, a stockholder returned 3,654,971 shares of the Company's common stock to the Company for a $250,000 note. The Company paid $166,667 to the stockholder. The balance of the note at December 31, 2002 is $83,333. During 2003 the remaining $83,333 was paid and no balance is due at December 31, 2003.

During 2003 and 2002, a stockholder loaned the Company $255,000 and $606,400, respectively. No payments were made to the stockholder and the balance of the note at December 31, 2003 and 2002 is $861,400 and $606,400, respectively.

During 2002, the Company exchanged 4,385,000 shares of their common stock for a $300,000 note payable to a former officer of the Company. The balance of the note at December 31, 2003 and 2002 is $0.

During 2003, the Company transferred its marketing rights to New Connexions, Inc. for a 10% interest in New Connexions. Steve Comer, the Company's prior CEO is the brother of the principal of New Connexions. In addition the Company agreed to fund the development of the New Connexions business model. During 2003, the Company advanced funds of $953,038 to New Connexions for such development. The Company has recorded these advances as an other long term asset called "Advances to Related Party". The advance is non-interest bearing and is expected to be recouped over the next four to five years. The Company has begun to receive revenues from sources developed by New Connexions, but has not received any payments on the advance. Pursuant to the agreement with New Connexions, the Company has an option to purchase the remaining 90% interest in New Connexions. Had the Company exercised the option upon consummation of the agreement, the Company would have expensed the amount advanced as development expenses, and would have generated a net loss of $(736,088) for the year ended December 31, 2003.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases office space at two locations. The total monthly lease payment for the two offices is $16,393.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 6 - COMMITMENTS AND CONTINGENCIES (continued)

The Company leases equipment on two separate leases. The total monthly lease payment for the two leases is $1,357.

Future minimum operating lease payments are as follows at December 31, 2003:

                              2004           $   86,534
                              2005              128,514
                                             -----------
                              Total          $  315,048
                                             ===========


Total expense for all operating leases at December 31, 2003 and 2002 is $249,777 and $257,600, respectively.

NOTE 7 - PENSION PLAN

On July 1, 2000, the Company established a defined contribution 401(k) pension plan. The Company's contributions to the plan are based on matching 100 percent of the employees contributions to a maximum of six percent of compensation per participant. All employees with more than six months of service and who are age 20 1/2 or older are eligible for participation in the plan. Company contributions totaled $43,406 and $42,400 for the years ended December 31, 2003 and 2002, respectively.

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

                 IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 8 - STOCK OPTIONS (Continued)

A summary of the option activity follows:
                                                               Weighted
                                                               Average
                                                  Options      Exercise
                                                Outstanding      Price
                                                ------------ -------------
     Outstanding, January 1, 2002                 4,820,000  $     0.13
     Granted                                      1,591,155        0.20
     Exercised                                            -           -
     Canceled/forfeited                             336,000        0.24
                                                ------------ -------------
     Balances, December 31, 2002                  6,075,155        0.15
     Granted                                              -           -
     Exercised                                       98,000        0.32
     Canceled/forfeited                                   -           -
                                                ------------ -------------
     Balances, December 31, 2003                  5,977,155  $     0.14
                                                ============ =============


                                     Number of       Weighted
                                       Options       Average      Weighted
                                Outstanding at      Remaining     Average
                                   December 31,    Contractual    Exercise
 Exercise Prices                          2003         Life       Price
----------------                ----------------- --------------- -----------
      $0.00                          2,000,000         0.50       $     0.00
      $0.20                          2,109,000         0.50       $     0.20
      $0.20                          1,591,155         0.45       $     0.20
      $0.50                            375,000         0.11       $     0.50



Proforma Net Income (Loss):
                                                December 31,  December 31,
                                                     2003         2002
                                                ------------ -------------

     Net income(loss) as reported               $   301,083  $   (316,069)
     Pro forma net income(loss)                     301,083      (509,634)
     Basic income (loss) per share as reported         0.02         (0.03)
     Pro forma income (loss) per share                 0.02         (0.04)

NOTE 9 - WARRANTS

On July 31, 2002, the Company granted 800,000 warrants in exchange for consulting services. All warrants are vested and have a term of 5 years. No compensation expense has been recognized due to the difference in the decline of the stock price and the exercise price of the warrants.

Pursuant to the acquisition with Integrated Communication Systems, Inc., the Company issued 378,450 warrants to purchase common stock at a price of $1.70 per share, for one year. No consideration has been recorded from the issuance of these warrants due to the negligible value determined by the Black Scholes model.

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002

NOTE 9 - WARRANTS (Continued)

The following summarizes the warrant activity for 2003:

      Warrants outstanding at January 1, 2002               -
      Granted                                         800,000
      Exercised                                             -
      Canceled/forfeited                                    -
                                                   -----------
      Balance, December 31, 2002                      800,000
                                                   ===========
      Granted                                         378,450
      Exercised                                             -
      Canceled/forfeited                                    -
                                                   -----------
      Balance, December 31, 2003                    1,178,450
                                                   ===========
      Weighted average exercise price of
      warrants outstanding at December 31, 2003    $     2.66
                                                   ===========

                                  Number of       Weighted
                                  Warrants        Average      Weighted
                                  Outstanding at  Remaining    Average
                                  December 31,    Contractual  Exercise
      Exercise Prices             2003            Life         Price
      ---------------             --------------- ------------ -------------
          $2.75                      500,000         0.95      $     2.75
          $3.75                      300,000         0.95      $     3.75
          $1.70                      378,450         0.75      $     1.70

NOTE 10 - INVESTMENTS

During 2003, the Company transferred its marketing rights acquired in 2002 to New Connexion for a 10% ownership interest. The cost incurred for the marketing rights of $151,200 was carried over as the basis for the investment. This investment is restricted in a closely held private corporation, and is therefore not currently available for sale.

NOTE 11 - SUBSEQUENT EVENTS

In February 2004, the Company acquired 100% ownership in Chief Financial and their wholly owned subsidiary Professional Consulting Services. Prior to the acquisition, the Company outsourced a share of its small office home office
(SOHO) sales and marketing operations to Chief Financial. Chief Financial is located in Ft. Wayne Texas, and PCS is located in St. George, Utah.

NOTE 12 - GOODWILL

In connection with the acquisition of Integrated Communication Systems, Inc. the company recorded goodwill in the amount of $1,500,000. The net asset value of Integrated was $0 at the time of merger, and the value of the 954,600 shares issued was at $1.60 per share,

                IDI GLOBAL, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    December 31, 2003 and 2002


NOTE 12 - GOODWILL (Continued)

approximately $1,500,000.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets,. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, and adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations.

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors, their respective ages, positions and biographical information are presented below. Our bylaws provide for two directors to serve until the next shareholder annual meeting or until succeeded by another qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors. Our President and director, Steven R. Comer, resigned on December 3, 2003 and we have not appointed a new president as of the date of this filing.

Name              Age  Position Held                          Director Since
----              ---- -------------                          ---------------
Kevin R. Griffith  48  Director, CEO and Secretary/Treasurer  January 16, 2002
Paul D. Watson     37  Chief Financial Officer and Director   March 6, 2002

Kevin R. Griffith was appointed as our Chief Executive Officer, Secretary/Treasurer in January 2002. Starting in March 1999 he served as Executive Vice-president and then later became President and Director of Internet Development, Inc., a Utah corporation, which is the wholly-owned subsidiary of idiglobal.com. He served as Chief Executive Officer of Worldwide Financial Holdings, Inc. from December 2000 to December 2002. From January 1998 to February 1999 he was Vice-president of Teleperformance, USA. He has over twenty years of experience in sales and marketing, finance and corporate management. Mr. Griffith received a bachelors degree in communications, magna cum laude, from Brigham Young University.

Paul D. Watson was appointed as our Chief Financial Officer in January 2004. He was the Chief Information Officer and Senior Vice-president of Information Technology for Teleperformance USA, a division of SRTP, Paris until 2003. Mr. Watson started with Teleperformance in 1997 and worked for that company until 1999 and he returned to that company in 2001 through 2003. Mr. Watson has experience in the areas of technology integration of dissimilar systems, technology responsibility for multiple call center locations and knowledge of Internet development and web-based applications. He received a Masters of Business Administration degree from Boise State University.

Audit Committee Financial Expert

We do not currently have a serving audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002, and representations from these reporting persons that no Forms 5 were required, we believe Steve Comer filed a Form 3 late.

Code of Ethics

We are in the process of adopting a code of ethics for our principal executive and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10.  EXECUTIVE COMPENSATION

The following table shows the compensation paid to our named executive officers and one of our most highly compensated employees in all capacities during the past three fiscal years.



                    SUMMARY COMPENSATION TABLE
                                                              Long Term
                                                              Compensation
                                                              ------------

                               Annual Compensation            Awards
                               -------------------            -------

Name and                                        Other         Securities
principal            Salary        Bonus        annual        underlying
position       Year  ($)           ($)          compensation  Options/SARs (#)
-------------- ----- ------------- ------------ ------------- ---------------
Kevin Griffith  2003 $  87,500     $       0    $    3,096(1)           0
CEO             2002   156,000(2)     62,000(3)     37,000(4)   3,000,000(5)
                2001         0             0             0              0

Steven R. Comer 2003 $       0     $       0    $  154,239(6)           0
Former          2002    59,750             0       132,270(6)   1,020,358(5)
President       2001         0             0             0              0


    (1)   Represents automobile provided by the company.
    (2)   Represents salary paid of $7,500 and accrued salary of $148,500.
    (3)   Represents accrued bonus.
    (4) Represents $35,000 signing bonus and automobile provided by the company.
    (5)   Represents options to buy recognized by IDI Global.
    (6)   Represents consulting fees.

Employment Agreements

In April 1, 2002 Internet Development, Inc. entered into an employment agreement with Kevin R. Griffith. The agreement provided for a signing bonus of $35,000 payable upon the completion of six months employment. Mr. Griffith is entitled to receive an annual salary of $150,000, commissions of at least $2,000 per month up, to $4,000 per month, and he is entitled to stock options and an incentive bonus of $27,000 based upon criteria established by our board of directors. If Internet Development terminates Mr. Griffith's employment, with or without cause, then he is entitled to receive full compensation for a period of four months. If he terminates his employment, then he is not entitled to any severance compensation.

On January 1, 2004 IDI Global employed Paul D. Watson as our Chief Financial Officer. The employment agreement provides for a monthly base salary of $11,000 subject to increases and decreases at the discretion of the board of directors based on certain targets and objectives and the company's performance. He also received a signing bonus of $15,000 to be made in three disbursements of free trading common stock over an eight month term. Mr. Watson is entitled to receive annual incentive bonuses, stock options, vacation and employment benefits. The agreement authorizes options to be granted within the first 90 days of employment which will vest monthly over a two year period. Half of any annual stock options granted in the future will vest after twelve months of service and the balance will vest in monthly installments over the second twelve months of service. In the event of change of control of the company, the annual stock options will vest immediately.
His employment is "at will" and either party may terminate the employment at any time and for any reason, with or without cause. However, during the first six months of employment, Mr. Watson may be terminated only for cause and, if after that term, he is terminated, then he will receive two months salary as severance. In addition, Mr. Watson was required to sign a non-disclosure agreement and a non-compete agreement.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of our outstanding common stock by our management and any person or group which beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 15,850,433 shares of common stock outstanding as of February 17, 2004 and any shares that each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of                       Number of Shares  Percentage of
Beneficial Owners                         Common Stock      Class
-------------------------------------     ----------------- -------------
Steven R. Comer                             1,600,000           10.9%
9624 N. Charleston Drive
Cedar Hills, Utah 84062

Brent Crabtree                                894,500            5.6%
429 South 60 West
Orem, Utah 84058

                            MANAGEMENT

Name and Address of                       Number of Shares  Percentage of
Beneficial Owners                         Common Stock      Class
--------------------------------------    ----------------- --------------
Kevin R. Griffith                           5,500,000 (1)       30.0%
462 East 800 North
Orem, Utah 84097


     (1) Represents 3,000,000 shares, options to purchase 1,000,000 shares exercisable within the next 60 days, and a past due note convertible into 1,500,000 shares.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements. Descriptions of these plans are provided below.


               EQUITY COMPENSATION PLAN INFORMATION
_____________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
______________________________________________________________________________
Equity compensa-
tion plans approved
by security holders        0              $      0                 0
------------------------------------------------------------------------------
Equity compensa-
tion plans not
approved by security
holders                  6,777,155 (1)        0.24                88,845
------------------------------------------------------------------------------
Total                    6,777,155        $   0.24                88,845
______________________________________________________________________________

    (1) Represents options to buy 5,977,155 shares and warrants to buy 800,000 shares.

As part of the merger between Internet Development and idiglobal.com, we agreed to honor option agreements granted by idiglobal.com to its employees and management prior to the merger. As a result, we will honor options to purchase an aggregate of 4,484,000 shares of IDI Global's common stock under our 2002 Equity Incentive Plan. These options expire through April 2007 and have exercise prices up to $0.50 per share.

IDI Global, Inc. 2002 Equity Incentive Plan - This plan was adopted on December 1, 2002 and deemed effective November 1, 2002. The aggregate number of common shares to be issued under the plan is 6,500,000 authorized but unissued shares of common stock. No more than 1,000,000 shares shall be issued under stock options to a single participant in a single fiscal year and no more than 1,000,000 shares shall be issued under stock appreciation rights to a single participant in a single fiscal year.

Only employees who are common-law employees of IDI Global, a parent corporation or a subsidiary corporation, are eligible for the grant of incentive stock options. Only employees, outside directors and consultants are eligible for the grant of restricted shares, non-statuary stock options and stock appreciation rights. Each award of stock options, stock appreciation rights and restricted securities is formalized in a written agreement between the participant and the company. The written agreement establishes the number of underlying common shares, the exercise price, the term of the award and the other terms, conditions and restrictions related to any award.

Any common shares issued under the plan without registration are subject to the limitations on resale established by Rule 144 under the Securities Act of 1933. On July 23, 2003 we registered 197,500 common shares to be issued upon exercise of options granted to employees and consultants pursuant to the plan. The shares were registered under a registration statement on Form S-8, File No. 333-107270. The common shares will be issued to participants of the plan upon the exercise of options granted to them under the plan.

Individual Compensation Arrangements - On July 31, 2002 we entered into a consulting contract with Summit Resource Group, Inc. Summit Resource Group agreed to provide investor relations consulting services related to dealing with NASD broker/dealers and the investing public. The term of the agreement was for a six month period and could be terminated by either party with a 45-day written notice after the agreement had been effective 90 days.

We agreed to grant warrants to Summit Resource Group to purchase an aggregate of 800,000 shares. Warrants with an exercise price of $2.75 to purchase 250,000 shares vested on the effective date of the agreement and another 250,000 vested on September 1, 2002. The remaining 300,000 warrants, with an exercise price of $3.75 vested on November 1, 2002.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the past two years or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons. These transactions were negotiated between related parties without "arms length" bargaining and as a result the terms of these transactions may be different than transactions between unrelated parties.

In January of 2004 IDI Global entered into an acquisition agreement with Chief Financial, Inc. Chris Flores, a key employee of Internet Development, is the President of Chief Financial. IDI Global issued 1,000,000 common shares valued at approximately $1,500,000 in exchange for 100% of the Chief Financial outstanding shares and Professional Consulting Services outstanding shares, its wholly-owned subsidiary.

We paid approximately $62,500 for the 2003 year and $132,270 for the 2002 year to BCR, Inc. for consulting services rendered by Steven R. Comer, our former President and director. Mr. Comer is the sole shareholder of BCR, Inc.

In January 2003 IDI Global sold the marketing rights for a business marketing model valued at $151,200 to New Connexions, Inc. for a 10% ownership interest in that company. The brother of Steven R. Comer, our former President and director, is an officer and director of New Connexions. During 2003 we agreed to fund the development of New Connexions' business and we advanced funds of $953,038 to New Connexions for this development. The advance is non-interest bearing and is expected to be recouped over the next four to five years. We have received revenues from sources developed by New Connexions, but have not received any payments on the advance. We also have an option to purchase the remaining 90% interest in New Connexions.

During the 2003 year, Kevin R. Griffith, our CEO, loaned $35,000 to IDI Global and he received $102,193 in the 2002 year as principal payment on a note payable. This note is to be combined with deferred compensation of $98,542 to total $133,011. Also, during the 2002 year we exchanged 4,385,000 shares of common stock to satisfy a $300,000 note payable to Mr. Griffith.

During the 2002 year, Brent Crabtree, a more than 5% shareholder, returned 3,654,971 shares of IDI Global common stock to us. We paid Mr. Crabtree $166,667 and owed him $83,333. During the 2003 the remaining $83,333 was paid to him.

Our CEO, Kevin R. Griffith, holds a secured convertible promissory note, dated April 16, 2001, related to an obligation of idiglobal.com to repay $300,000 provided to Worldwide Financial Holdings, Inc. by Mr.Griffith in anticipation of a merger with idiglobal.com. Worldwide Financial Holdings, Inc. loaned the $300,000 to idiglobal.com as part of an expected merger and when the parties agreed to terminate the merger, idiglobal.com agreed to assume this obligation. The promissory note carries 12% interest and, in addition to the principle and interest, Mr.Griffith will also receive a loan origination fee of $9,000. This note is in default. The note may be converted by the holder at a conversion price of $0.20 per share. If the note is converted into common stock, then the holder has the right to have those shares registered under any registration statement we file under the Securities Act of 1933.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1 Agreement and Plan of Merger between Bennion Corporation, Internet Development and idiglobal.com, dated January 16, 2002 (Incorporated by reference to exhibit 2.1 for Form 10-KSB, filed January 31, 2002)

2.2 Agreement and Plan of Merger between IDI Global and Sports Media International, Inc. and Integrated Communication Systems, Inc., dated October 3, 2003 (Incorporated by reference to exhibit 2.1 for Form 8-K, filed October 15, 2003)

2.3 Agreement and Plan of Reorganization between IDI Global and Chief Financial, Inc., dated January 8, 2004

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

10.3 Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith, as amended (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed January 31, 2002)

10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002 (Incorporated by reference to exhibit
       10.2 for Form 10-QSB, as amended, filed August 15, 2002)

10.5 Employment agreement between IDI Global and Paul Watson, dated January 1, 2004.

21.1   Subsidiaries of IDI
31.1   Chief Executive Officer Certification
31.2   Chief Financial Officer Certification
32.1   Section 1350 Certification

Reports on Form 8-K

On February 17, 2004 we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

On October 15, 2003 we filed an current report on Form 8-K, dated October 3, 2003, under items 2, 5 and 7 disclosing the signing of the agreement for the acquisition of Integrated Communication Systems, Inc. Later, on December 17, 2003 we filed an amendment to this Form 8-K disclosing that audited financial statements for Integrated Communication were not required based upon the comparative conditions of Item 310(c)(2) of Regulation S-B.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $22,192 for the 2003 year and $10,543 for the 2002 year for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Chisholm & Associates did not bill us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 2004              IDI Global, Inc.


                                  /s/ Keven R. Griffith
                              By: ______________________________________
                                  Kevin R. Griffith
                                  CEO, Secretary/Treasurer, and Director


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Paul D. Watson
Date: March 29, 2004          By:_____________________________________________
                                 Paul D. Watson
                                 Chief Financial Officer and Director