Form 10QSB
period 2004-03-31
IDI GLOBAL INC
filed 2004-05-12
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 5, 2004 IDI Global, Inc. had 14,850,433 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1. Financial Statements..............................................2

Item 2. Management's Discussion and Analysis.............................10

Item 3. Control and Procedures...........................................16


                    PART II: OTHER INFORMATION

Item 1. Legal Proceedings................................................16

Item 2. Changes in Securities............................................17

Item 5. Other Information................................................17

Item 6. Exhibits and Reports filed on Form 8-K...........................17

Signatures...............................................................18








                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three month periods ended March 31, 2004 and 2003, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                IDI Global, Inc. and Subsidiaries

                Consolidated Financial Statements

                          March 31, 2004

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS

                                                    March 31,    December 31,
                                                       2004         2003
                                                  ------------- -------------
                                                   (Unaudited)
Current Assets
  Cash                                            $  1,443,320  $    797,176
  Restricted Cash                                      852,861       852,011
  Accounts Receivable (Net of Allowance of
    $180,069 and $0, Respectively)                     378,090        95,355
  Other Receivables (Net of Allowance of $72,000)            -             -
  Inventory                                              6,300         6,300
  Employee Advances                                      4,940             -
  Prepaid Expenses                                      38,504        76,238
                                                  ------------- -------------

    Total Current Assets                             2,724,015     1,827,080

Software and Equipment, Net                            400,442       278,541

Other Assets
  Deferred Income Taxes                                 78,003       135,845
  Deposits                                             231,821       231,821
  Investments                                          151,200       151,200
  Advances to Related Party                          1,117,537       953,038
  Goodwill                                           3,232,377     1,500,000
                                                  ------------- -------------

    Total Other Assets                               4,810,938     2,971,904
                                                  ------------- -------------

    Total Assets                                  $  7,935,395  $  5,077,525
                                                  ============= =============

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets



               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    March 31,    December 31,
                                                       2004         2003
                                                  ------------- -------------
                                                   (Unaudited)
Current Liabilities
  Accounts Payable                                $    103,966  $    118,853
  Accrued Expenses                                   1,454,624       848,776
  Income Taxes Payable                                     100           100
  Reserve for Refunds and Chargebacks                  251,887       103,000
  Notes Payable                                      1,465,942     1,303,941
                                                  ------------- -------------

    Total Current Liabilities                        3,276,519     2,374,670

Deferred Income Tax Liability                           20,320        20,320
                                                  ------------- -------------

    Total Liabilities                                3,296,839     2,394,990

Stockholders' Equity
  Preferred Stock, Authorized 8,000,000 Shares,
    $.0001 Par Value, Issued and Outstanding -0-             -             -
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    16,010,483 and 14,975,433, Respectively             16,010        14,976
  Additional Paid in Capital                         5,465,117     3,952,427
  Retained Earnings (Deficit)                         (842,571)   (1,284,868)
                                                  ------------- -------------

    Total Stockholders' Equity                       4,638,556     2,682,535
                                                  ------------- -------------

    Total Liabilities and Stockholders' Equity    $  7,935,395  $  5,077,525
                                                  ============= =============

                 IDIGlobal, Inc. and Subsidiaries
              Consolidated Statements of Operations
                           (Unaudited)
                                                 For the Three  For the Three
                                                  Months Ended   Months Ended
                                                     March 31,     March 31,
                                                       2004          2003
                                                  ------------- -------------
Revenues, Net
  Product Sales                                   $  6,224,355  $  2,586,081
  Training Revenues                                  1,897,118       163,091
                                                  ------------- -------------

    Total Revenues                                   8,121,473     2,749,172
                                                  ------------- -------------
Cost of Sales
  Product Costs                                      4,313,435     1,669,385
  Training Costs                                     1,104,699        82,231
                                                  ------------- -------------

    Total Cost of Sales                              5,418,134     1,751,616
                                                  ------------- -------------

Gross Profit (Loss)                                  2,703,339       997,556
                                                  ------------- -------------
Operating Expenses
  General & Administrative                           2,228,355       914,946
                                                  ------------- -------------

    Total Operating Expenses                         2,228,355       914,946
                                                  ------------- -------------

Net Operating Income                                   474,984        82,610
                                                  ------------- -------------
Other Income (Expense)
  Interest Income                                          869         1,178
  Interest Expense                                     (41,898)      (39,359)
  Other Income (Expense)                                66,184        46,768
                                                  ------------- -------------

    Total Other Income                                  25,155         8,587
                                                  ------------- -------------

Income (Loss) Before Income Taxes                      500,139        91,197

Income Tax Expense
  Deferred Income Tax (Benefit) Expense                 57,842        31,781
                                                  ------------- -------------

    Total Income Tax Expense                            57,842        31,781
                                                  ------------- -------------

Net Income (Loss)                                 $    442,297  $     59,416
                                                  ============= =============

Net Income (Loss) Per Share                       $       0.03  $       0.01
                                                  ============= =============

Weighted Average Shares Outstanding                 15,929,979    11,791,667
                                                  ============= =============

                 IDIGlobal, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                 For the Three  For the Three
                                                  Months Ended   Months Ended
                                                    March 31,     March 31,
                                                      2004          2003
                                                  ------------- -------------
Cash Flows from Operating Activities:
  Net Income                                      $    442,297  $     59,416
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operations:
     Depreciation & Amortization                        31,305         7,111
     Deferred Income Taxes                              57,842        31,781
     Deposits                                                -       (63,860)
     Bad Debt Expense                                  180,069             -
  Change in Operating Assets and Liabilities
   (Net of Acquisitions):
     (Increase) Decrease in:
     Accounts Receivable                              (462,148)     (299,448)
     Prepaid Expenses                                   37,734       (19,674)
     Inventories                                             -         3,127
     Increase (Decrease) in:
     Accounts Payable                                  (83,219)         (259)
     Accrued Expenses                                  556,467        66,967
     Reserved for Refunds and Chargebacks              (17,219)       39,641
                                                  ------------- -------------

  Net Cash Provided(Used) by Operating Activities      743,128      (175,198)

Cash Flows from Investing Activities:
  Cash Paid in Acquisition of Subsidiary               (50,000)            -
  Cash Overdraft Acquired in Acquisition
    of Subsidiary                                       (4,185)            -
  Advances to Related Party                           (164,499)            -
  Purchase of Software and Equipment                   (41,175)       (1,085)
                                                  ------------- -------------
  Net Cash Provided (Used) by Investing Activities    (259,859)       (1,085)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                13,725        75,000
  Proceeds from Issuance of Notes Payable              150,000        80,000
                                                  ------------- -------------

  Net Cash Provided (Used) by Financing Activities     163,725       155,000
                                                  ------------- -------------

Increase (Decrease) in Cash                            646,994       (21,283)

Cash and Cash Equivalents at Beginning of Period     1,649,187     1,020,945
                                                  ------------- -------------

Cash and Cash Equivalents at End of Period        $  2,296,181  $    999,662
                                                  ============= =============

                 IDIGlobal, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)


                                                 For the Three  For the Three
                                                  Months Ended   Months Ended
                                                    March 31,      March 31,
                                                      2004           2003
                                                  ------------- -------------
Cash Paid For:
  Interest                                        $          -  $      1,539
  Income Taxes                                    $          -  $          -

                IDI Global, Inc. and Subsidiaries
          Notes to the Consolidated Financial Statements
                          March 31, 2004

GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

ACQUISITION OF SUBSIDIARIES

On January 8, 2004, the Company entered into an agreement and plan of reorganization with Chief Financial, Inc. (Chief), a private company.
Pursuant to the agreement, the Company exchanged 1,000,000 shares of its common stock valued at $1,500,000 and paid cash of $50,000 for all of the outstanding shares of Chief. Through this common stock issuance, the Company acquired Chief and its wholly owned subsidiary Professional Consulting Services, Inc., a private company. Goodwill of $1,732,377 has been recognized in the acquisition of these wholly owned subsidiaries.

In this report references to "IDI Global," "we," "us," and "our" refer to IDI Global, Inc. and its subsidiaries.

                    FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements and any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within IDI Global's control. These factors include, but are not limited to, general economic conditions and economic conditions in the industry in which IDI Global may participate; competition within IDI Global's chosen industry, including competition from much larger competitors; technological advances and failure by IDI Global to successfully develop business relationships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

IDI Global is a holding company with three wholly-owned subsidiary, Internet Development, Inc. ("Internet Development") Chief Financial, Inc. ("Chief Financial") and Sports Media International, Inc. ("Sports Media"). Internet Development designs, develops and markets user-friendly, Internet-based software applications and development tools on an integrated service platform for small business customers and customers that have large affiliate networks. Internet Development also provides Internet-based applications to small business and home office businesses that require web and e-commerce tools to create a virtual presence on the Internet.

In January 2004 we acquired Chief Financial, a Texas corporation, in a stock-for-stock exchange valued at $1,500,000. Chief Financial is a marketing company specializing in research, analysis, and distribution of products and services for small office/home office businesses nationwide. Chief Financial provides products and services through two divisions, M57 Media and Chief Marketing Systems, as well as through its wholly-owned subsidiary, Professional Consulting Services.

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

In January 2004 we strengthened our sales channels, research and marketing in the small office/home office market with the acquisition of Chief Financial and its subsidiary, Professional Consulting Services. Management anticipates that this acquisition may leverage additional sales opportunities and expand distribution for our subsidiaries. The acquisition of these companies expands our sales and distribution channels with targeted research on businesses that may need the Internet applications that Internet Development offers.

Management may investigate potential acquisitions in order to acquire new technology. We cannot predict the manner in which we may complete future acquisitions and management determines the method used based upon our review of the situation and our relative negotiating strength. Possible methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We likely will acquire a business opportunity through the issuance of common stock or other securities.

With the acquisition of Chief Financial and Professional Consulting Services, we have recognized increases in revenues from direct sales and marketing operations. These marketing operations are located in areas where there is significant pressure on the labor market by local competitors. The nature of direct sales operations make such operations vulnerable to internal instability of team leaders, floor managers, etc. The recent consolidation of two business operations in Salt Lake City into a single operation introduces increased opportunities for growth but also adds risks similar to the risks recognized by Professional Consulting Service's operations in Southern Utah.

While our recent acquisitions and diversification adds a meaningful hedge against any one source of revenue reduction, we also realize that some of our channels recognize significant revenues from large individual clients. These large clients may decide to move outsourced technology in-house for cost saving opportunities, thus reducing our revenues and earnings.

Liquidity and Capital Resources

We intend to rely on revenues and financing to fund our operations in the
short term.   We recorded net income of $442,297 on a consolidated basis for the three month period ended March 31, 2004 ("2004 first quarter") compared to net income of $59,416 for the three month period ended March 31, 2003 ("2003 first quarter"). We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are unable to satisfy our total current liabilities with cash on hand. Also, we are dependent on the efforts of our subsidiaries and other third parties to increase sales and, thus, increase our cash balances.

We have taken steps to reduce our monthly burn rate and to become cash flow positive; but we believe we may need an additional $1 million to $2 million in 2004 to continue to keep up with technological improvements and further our business development strategies during the next twelve months. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete in the long term.

Operations -   Our revenues are primarily from product sales, Internet
applications and web-site hosting and training services and our monthly cash outflow is mostly related to cost of sales and general and administrative expenses. Net cash provided by operations for the 2004 first quarter was $743,128 compared to net cash used by operating activities of $175,198 for the 2003 first quarter. For the 2004 first quarter net cash used by investing activities was $259,859 compared to $1,085 for the 2003 first quarter. The 2004 first quarter investing activities were primarily $164,499 in advances to New Connexions, a related party, $50,000 cash paid in the acquisition of Chief Financial, Inc. and $41,175 used for the purchase of software and equipment. The 2003 first quarter investments were related to the purchase of software and equipment.

Financing - Our sources of financing include sales of our common stock and loans. Net cash provided by financing activities was $163,725 for the 2004 first quarter compared to net cash provided by financing activities of $155,000 for the 2003 first quarter. Proceeds from notes payable and stock issuances were the sources of the financing activities for the 2004 first quarter and the 2003 first quarter. We use the proceeds from our financing activities to fund our operations.

Historically, we have relied on sales of our common stock for financing. We expect that any future sales of our common stock will be structured as private placements pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance are typically determined according to our financial needs and the available exemptions. However, based on current market conditions in the technology sector, we may be unable to consummate a private placement on acceptable terms. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

Our principle commitments consist of operating leases for office space in Orem, Utah and Salt Lake City, Utah, and notes payable. The total monthly lease payments for the two offices are approximately $16,400, and our future lease payments as of December 31, 2003 for these leases were $315,048 through 2005. At March 31, 2004 we had notes payable totaling $1,465,942, which included notes payable of $861,400 to Compass Equity Partners, a third party, and $442,541 notes payable to Kevin R. Griffith, our CEO.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries, Internet Development, Sports Media and Chief Financial. These discussions summarize our financial statements for the three month periods ended March 31, 2004 and 2003 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

   Comparison of 2004 and 2003 First Quarter Operations Summary
   -----------------------------------------------------------

                                               Quarter ended    Quarter ended
                                               March 31,  2004  March 31, 2003
                                               ---------------  --------------
Total revenues                                 $    8,121,473   $   2,749,172

Total cost of sales                                 5,418,134       1,751,616

Gross profit                                        2,703,339         997,556

Total operating expenses                            2,228,355         914,946

Net operating income                                  474,984          82,610

Total other income                                     25,155           8,587

Total income tax expense                               57,842          31,781

Net income                                            442,297          59,416

Net earnings (loss) per share                  $         0.03   $        0.01


Total revenues increased significantly for the 2004 first quarter compared to the 2003 first quarter primarily as a result of increased sales from our new subsidiaries. Cost of sales include commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. Total cost of sales were 66.7% of total sales for the 2004 first quarter and 63.7% of total sales for the 2003 first
quarter.   As a result of increases in revenues our gross profit increased for the 2004 first quarter compared to the 2003 first quarter. Our gross profits were approximately 33.3% of total sales for the 2004 first quarter and 36.3% of total sales for the 2003 first quarter.

Total operating expenses include general and administrative expenses which include salaries and benefits, rental of office space, professional fees and other general office expenses. These operating expenses increased for the 2004 first quarter compared to the 2003 first quarter as a result of consolidation of our recently acquired subsidiaries' general and administrative expenses.

Total other income of $25,155 for the 2004 first quarter resulted from $41,898 accrued interest for loans from shareholders that was offset by other income of $66,184 primarily related to interest paid by our bank for deposits held in sweep accounts during the first quarter, as well as sales of miscellaneous products. We recorded total other income of $8,587 for the 2003 first quarter which consisted of $39,359 interest expense from accrued interest for loans from shareholders offset by $46,768 other income from sales of miscellaneous products.

Our total income tax expense is low due to a deferred tax credit.

As a result of the above, we recorded net income for both the 2004 and 2003 first quarters and net earnings per share for the same periods.

Summary of Balance Sheet

                                            Quarter ended   For year ended
                                            March 31, 2004  December 31, 2003
                                            --------------- -----------------

Cash                                        $    1,443,320  $      797,176

Total current assets                             2,724,015       1,827,080

Total assets                                     7,935,395       5,077,525

Total current liabilities                        3,276,519       2,374,670

Total liabilities                                3,296,839       2,394,990

Accumulated deficit                               (842,571)     (1,284,868)

Total stockholders equity                   $    4,638,556  $    2,682,535

The increase of total current assets for the 2004 first quarter compared to the year ended December 31, 2003 was primarily the result of increases in cash and accounts receivable. Out total assets increased for the 2004 first quarter compared to the year ended December 31, 2003 primarily as the result collaterializing a note to New Connexions for $1,084,816, and increased goodwill of $1,732,377 related to our acquisition of Chief Financial.

Total liabilities increased at March 31, 2004 compared to the year ended December 31, 2003 primarily due to increases in accrued expenses and reserves for refunds and chargebacks. Our retained deficit decreased significantly at March 31, 2004 compared to the year ended December 31, 2003.

Factors Affecting Future Performance

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

We are dependent upon certain merchant and banking relationships, as well as strategic relationships with third parties, who provide payment processing to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that instance, our customers may terminate their agreements with us and move their business to our competitors, which could adversely affect our revenues and earnings.

     Our sales may suffer if we lose certain referral sources.

We have historically relied on close to 90% of our customer referrals from outside sources. With our recent acquisitions, we have begun trending towards reliance on our internal sources for close to 50% of our referrals. These external and internal referral sources have been cyclical in volume and quality over the past years. There are typical lows in late spring and late fall. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our revenues. We are in the process of limiting our reliance upon outside sources for customer referrals; however, we anticipate that referrals will be generated by these sources for the foreseeable future.

     Our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not delivered to our customers in a timely manner, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

The electronic commerce, web hosting and merchant processing markets in which we compete are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may be required to engage in a number of research and development projects, which carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In our core Internet-based services, these risks are even more acute. These projects could result in increased research and development costs in excess of historical levels and the loss of revenues, or we could lose customers if the new products and services do not perform as intended or are not acceptable in the marketplace.
    Any delay in the delivery of new products or services could render them less desirable by our customers, or possibly even obsolete. In addition, the products and services we deliver to the small business market are designed to process critical transactions including key reports and other information associated with those transactions, all at very high volumes and processing speeds. Any performance problems that arise with a new product or service could result in significant processing or reporting errors.

     If competitive practices prevent our passing along all increased fees to our merchant customers in the future, we would have to absorb a portion of these increases thereby increasing our operating costs and reducing our profit margin.

From time to time VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependant upon our continued merchant relationships which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern whether we have held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

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

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted. Events that could cause system interruptions are:
     .   fire,
     .   earthquake,
     .   power loss,
     .   terrorist attacks,
     .   telecommunications failure, and
     .   unauthorized entry or other events.
Although we regularly back up data from operations, and take other measures to protect against loss of data, there is still some risk of these losses.
     Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rouge employees or similar sources of disruption. Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance, and other security measures. However, we cannot assure that these contractual limitations on liability would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we might sustain.
     Also, a breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services or possible litigation.

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

     Chief Financial's marketing approach is subject to federal regulations which, if changed, could restrict or eliminate its operations.

The Federal Trade Commission and Federal Communications Commission establish direct marketing regulations which govern how Chief Financial does its business. Promotion and advertising groups which supply customer information to Chief Financial are required to comply with SPAM legislation. In addition, Cardholder Information Security Policy requirements which take effect March 1, 2005 will add complexity and cost to the merchant account process. Further regulation in this area may cause processing delays or hiccups that could be damaging to our business, or regulations could further restrict our operations, effectively curtailing or eliminating our marketing approach.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting which were made in our annual report on Form 10-KSB, filed March 29, 2004, remain accurate.

                    PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 1, 2004 Ascendiant Capital Group, LLC filed a complaint in the Superior Court of the State of California for the County of Orange - Central Justice Center. The complaint alleges that IDI Global breached a consulting agreement with Ascendiant Capital Group and that Ascendiant Capital Group is entitled to damages in excess of $25,000. We intend to defend against the claims and on May 11, 2004 we filed a cross-complaint alleging breach of contract by Ascendiant Capital Group.

In April 2004 IDI Global settled the action brought by Gary Winterton in December 1999. Mr. Winterton, a former employee of idiglobal.com brought suit in the Fourth District Court for Utah County against idiglobal.com alleging he was not fully compensated under his employment contract, that idiglobal.com slandered him by informing other employees of his position with that company, and that his treatment by that company was unlawful under Utah's racketeering statute. Additionally, Mr. Winterton filed a petition in July 2002 in the New Castle County, Delaware, Court of Chancery, seeking valuation of 150,000 shares of idiglobal.com, Inc. common stock that he held in his name prior to the 2002 merger between Internet Development, Inc., idiglobal.com and Bennion Corporation. This case has also been resolved under the settlement.

ITEM 2.  CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On January 16, 2004 we issued an aggregate of 1,000,000 common shares valued at $1,500,000 to acquire Chief Financial, Inc. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 5.  OTHER INFORMATION

On May 10, 2004 our board of directors appointed Kevin R. Griffith to serve as President of IDI Global and Chairman of the Board. The board of directors also relieved Mr. Griffith from his duties as Secretary/Treasurer and appointed Paul D. Watson as Secretary/Treasurer of IDI Global.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits

31.1  Chief Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits
2.1 Agreement and Plan of Merger between IDI Global and Sports Media International, Inc. and Integrated Communication Systems, Inc., dated October 3, 2003 (Incorporated by reference to exhibit 2.1 for Form 8-K, filed October 15, 2003)
2.2 Agreement and Plan of Reorganization between IDI Global and Chief Financial, Inc., dated January 8, 2004 (Incorporated by reference to exhibit 2.3 for Form 10-KSB, filed March 29, 2004)
3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed January 31, 2002)
3.2 Restated bylaws of IDI Global, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002)
10.1 Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002)
10.2 Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002 (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
10.3 Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith, as amended (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed January 31, 2002)
10.4 Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002 (Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002)
10.5 Employment agreement between IDI Global and Paul Watson, dated January 1, 2004. (Incorporated by reference to exhibit 10.5 for Form 10-KSB, filed March 29, 2004)
21.1 Subsidiaries of IDI (Incorporated by reference to exhibit 21.1 for Form 10-KSB, filed March 29, 2004)

Reports on Form 8-K

On February 17, 2004 we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  IDI GLOBAL, INC.

                                     /s/ Kevin R. Griffith
Date: May 11, 2004              By: _________________________________________
                                    Kevin R. Griffith
                                    President, CEO, and Chairman of the Board





                                    /s/ Paul D. Watson
Date: May 11, 2004              By:__________________________________________
                                   Paul D. Watson
                                   Chief Financial Officer,
                                   Secretary/Treasurer, and Director