Form 10QSB
period 2004-06-30
IDI GLOBAL INC
filed 2004-08-16
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 13, 2004 IDI Global, Inc. had 16,022,810 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Management's Discussion and Analysis.............................9

Item 3.  Control and Procedures...........................................16


                    PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................16

Item 5.  Other Information................................................16

Item 6.  Exhibits and Reports filed on Form 8-K...........................17

Signatures ...............................................................17




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                IDI Global, Inc. and Subsidiaries

                Consolidated Financial Statements

                          June 30, 2004

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                                                     June 30,    December 31,
                                                       2004         2003
                                                  ------------- -------------
                                                    (Unaudited)

Current Assets
  Cash                                            $  1,254,406  $    797,176
  Restricted Cash                                      903,746       852,011
  Accounts Receivable                                  534,646        95,355
  Inventory                                              6,300         6,300
  Employee Advances                                      4,441             -
  Notes Receivable                                      25,000             -
  Prepaid Expenses                                      18,982        76,238
                                                  ------------- -------------

    Total Current Assets                             2,747,521     1,827,080

Software and Equipment, Net                            457,284       278,541

Other Assets
  Deferred Income Taxes                                117,631       135,845
  Deposits                                             241,721       231,821
  Investments                                          151,200       151,200
  Advances to Related Party                          1,136,128       953,038
  Goodwill                                           3,232,377     1,500,000
                                                  ------------- -------------

    Total Other Assets                               4,879,057     2,971,904
                                                  ------------- -------------

    Total Assets                                  $  8,083,862  $  5,077,525
                                                  ============= =============

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     June 30,    December 31,
                                                       2004         2003
                                                  ------------- -------------
                                                    (Unaudited)
Current Liabilities
  Accounts Payable                                $    148,258  $    118,853
  Accrued Expenses                                   1,522,990       848,776
  Income Taxes Payable                                     100           100
  Reserve for Refunds and Chargebacks                  286,765       103,000
  Notes Payable                                      1,465,942     1,303,941
                                                  ------------- -------------

    Total Current Liabilities                        3,424,055     2,374,670

Deferred Income Tax Liability                           20,320        20,320
                                                  ------------- -------------

    Total Liabilities                                3,444,375     2,394,990

Stockholders' Equity
  Preferred Stock, Authorized 8,000,000 Shares,
   $.0001 Par Value, Issued and Outstanding -0-              -             -
  Common Stock, Authorized 50,000,000 Shares,
   $.001 Par Value, Issued and Outstanding
   16,020,483 and 14,975,433, Respectively              16,020        14,976
  Additional Paid in Capital                         5,469,857     3,952,427
  Retained Earnings (Deficit)                         (846,390)   (1,284,868)
                                                  ------------- -------------

    Total Stockholders' Equity                       4,639,487     2,682,535
                                                  ------------- -------------

    Total Liabilities and Stockholders' Equity    $  8,083,862  $  5,077,525
                                                  ============= =============




                      IDIGlobal, Inc. and Subsidiaries
                    Consolidated Statements of Operations
                                 (Unaudited)


                                               For the Three Months Ended  For the Six Months Ended
                                                        June 30,                   June 30,
                                                   2004          2003         2004          2003
                                              ------------- ------------- ------------ -------------
Revenues, Net
  Product Sales                               $  8,924,622  $  2,752,032  $15,148,977  $  5,338,113
  Training Revenues                                693,522       176,910    2,590,640       340,001
                                              ------------- ------------- ------------ -------------

    Total Revenues                               9,618,144     2,928,942   17,739,617     5,678,114
                                              ------------- ------------- ------------ -------------
Cost of Sales
  Product Costs                                  7,016,469     2,049,626   11,329,904     3,719,011
  Training Costs                                   349,675        89,199    1,454,374       171,430
                                              ------------- ------------- ------------ -------------

    Total Cost of Sales                          7,366,144     2,138,825   12,784,278     3,890,441
                                              ------------- ------------- ------------ -------------

Gross Profit (Loss)                              2,252,000       790,117    4,955,339     1,787,673
                                              ------------- ------------- ------------ -------------
Operating Expenses
  General & Administrative                       2,308,873       671,531    4,537,228     1,586,477
                                              ------------- ------------- ------------ -------------

    Total Operating Expenses                     2,308,873       671,531    4,537,228     1,586,477
                                              ------------- ------------- ------------ -------------

Net Operating Income (Loss)                        (56,873)      118,586      418,111       201,196
                                              ------------- ------------- ------------ -------------
Other Income(Expense)
  Interest Income                                      905         1,192        1,774         2,370
  Interest Expense                                 (45,278)      (40,234)     (87,176)      (79,594)
  Other Income (Expense)                            57,799        13,913      123,983        60,681
                                              ------------- ------------- ------------ -------------

    Total Other Income(Expense)                     13,426       (25,129)      38,581       (16,543)
                                              ------------- ------------- ------------ -------------

Income (Loss) Before Income Taxes                  (43,447)       93,457      456,692       184,653

Income Tax Expense
  Deferred Income Tax (Benefit) Expense            (39,628)       45,519       18,214        77,620
                                              ------------- ------------- ------------ -------------

    Total Income Tax Expense                       (39,628)       45,519       18,214        77,620
                                              ------------- ------------- ------------ -------------

Net Income (Loss)                             $     (3,819) $     47,938  $   438,478  $    107,033
                                              ============= ============= ============ =============

Net Income (Loss) Per Share                   $      (0.00) $       0.00  $      0.03  $       0.01
                                              ============= ============= ============ =============

Weighted Average Shares Outstanding             16,013,816    11,831,944   15,971,989    11,875,000
                                              ============= ============= ============ =============

                                      6

                      IDIGlobal, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (Unaudited)



                                                                    For the Six Months Ended
                                                                             June 30,
                                                                        2004          2003
                                                                  -------------- --------------
Cash Flows from Operating Activities:
  Net Income                                                      $     438,478  $     107,033
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                         72,336         14,087
     Deferred Income Taxes                                               18,214         77,620
     Deposits                                                            (9,900)       (67,041)
     Bad Debt Expense                                                         -              -
  Change in Operating Assets and Liabilities (Net of Acquisitions):
     (Increase) Decrease in:
     Accounts Receivable                                               (438,635)      (480,987)
     Prepaid Expenses                                                    57,256        (18,135)
     Inventories                                                              -          3,127
     Employee Advances                                                      499              -
     Increase (Decrease) in:
     Accounts Payable                                                   (38,925)        22,564
     Accrued Expenses                                                   624,833         89,763
     Reserved for Refunds and Chargebacks                                17,659         34,731
                                                                  -------------- --------------

  Net Cash Provided(Used) by Operating Activities                       741,815       (217,238)

Cash Flows from Investing Activities:
  Payments for Notes Receivable                                         (25,000)             -
  Payments for Acquisition of Subsidiary                                (50,000)             -
  Cash Overdraft Acquired in Acquisition of Subsidiary                   (4,185)             -
  Advances to Related Party                                            (183,090)
  Purchase of Software and Equipment                                   (139,050)        (3,316)
                                                                  -------------- --------------

  Net Cash Provided (Used) by Investing Activities                     (401,325)        (3,316)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                                 18,475         75,000
  Proceeds from Notes Payable                                           150,000        115,000
  Principal Payments for Notes Payable                                        -         (8,332)
                                                                  -------------- --------------

  Net Cash Provided (Used) by Financing Activities                      168,475        181,668
                                                                  -------------- --------------

Increase (Decrease) in Cash                                             508,965        (38,886)

Cash and Cash Equivalents at Beginning of Period                      1,649,187      1,020,945
                                                                  -------------- --------------

Cash and Cash Equivalents at End of Period                        $   2,158,152  $     982,059
                                                                  ============== ==============

Cash Paid For:
  Interest                                                        $           -  $      19,678
  Income Taxes                                                    $           -  $           -





                IDI Global, Inc. and Subsidiaries
          Notes to the Consolidated Financial Statements
                          June 30, 2004



GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

IDI Global is a holding company with three wholly-owned subsidiaries, Internet Development, Inc. ("Internet Development") Chief Financial, Inc. ("Chief Financial"), and Sports Media International, Inc. ("Sports Media").

Internet Development is a Internet application service provider offering both dial-up and broadband services in the United States. Internet Development designs, develops and markets software applications for large organizations and small businesses to exploit the full capabalities of the Internet, including communications, marketing, information management, and e-commerce. Its flagship products include ARRAY and Quicksite Builder. ARRAY enables large organizations to deploy, integrate and interact with a network of e-commerce enabled affiliate websites, while maintain a consistent, unified brand image for the organization as a whole. Customers include Tupperware, New Visions International and Synergy Worldwide, among many others. Quicksite Builder allows a user to quickly, and without programming knowledge, build a functional, e-commerce enabled website. Features include auto-responders, counters, banners, search engine site registration, online shopping mall presence, shopping cart, merchant accounts, secures online ordering and transactions processing, e-mail, incentive sweepstakes giveaways and customer demographic proofing.

Chief Financial is a marketing firm which markets goods and services to the
small office/home office market.   Chief Financial provides these types of
businesses with education, training and Internet Development's software for customers setting up their businesses online. Chief Financial provides products and services through its wholly-owned subsidiary, Professional Consulting Services ("Professional Consulting"). IDI Global acquired Chief Financial and Professional Consulting to increase our distribution of Internet Development's software and services. As a result of this acquisition we have recognized increases in revenues from direct sales and marketing operations. However, direct sales operations are highly regulated and increase the potential risk of regulatory actions against the company.

Sports Media operates as a sports advertising and marketing company. It is primarily engaged in the business of selling advertising and marketing programs for media companies, and has signed a preferred partnership agreement with ESPN Radio Sports Marketing and ABC Radio Sales. These three companies are combining their efforts to leverage sports marketing brands, media and promotional value for client campaigns.

For the six month period ended June 30, 2004 (the "2004 six month period") we recorded total revenues of $16,944,195 on a consolidated basis and recorded net income of $581,478. During the second quarter of 2004, IDI Global has invested heavily in its operations in Salt Lake City, Utah, adding hardware and software tools and equipment to help these operations grow and run more efficiently. Telephony and contact technology have been implemented in an effort to create more productive employees and greater margins.

IDI Global has also introduced innovative programs that allow for multiple revenue streams from our marketing efforts in these centers. Introduction of a new business partner, NeWave, Inc., and their cooperation in developing a program where initial sale revenue is augmented by recurring monthly re-bill revenues has created an growing base of revenue. These kinds of innovations and partnerships have allowed the Salt Lake City and Orem, Utah facilities to grow rapidly and become self-sustaining and profitable. As we enter the third quarter of 2004 with these new operations, management believes the investments made in the 2004 second quarter will continue to pay off in increasing margins and growing revenues.

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

Regarding the ARRAY channel, we are seeing increased competition within the direct sales industry, both from vendors like ourselves, as well as from companies determining to fulfill their web site needs internally and not use outside providers. These two trends combine to produce an increasingly competitive and challenging environment for our ARRAY product within the direct sales arena.

The demands on our resources to continue to fulfill orders and service current and new clients may be significant. Management anticipates that the new development and financial model for ARRAY will be an effective one and result in a profitable scenario in the long-term. It's possible, however, that unforeseen challenges will arise and could impact our operating performance or financial condition.

The loss of one or more significant clients who determine to not renew their ARRAY product agreements, whether to use a competitor's website system, or to develop and maintain their own system in-house, is always a potential risk or event that could have an adverse material effect on our financial condition. This type of event is beyond our control, even while making every effort to provide an industry-leading product at a price that is competitive and affordable. For example, we received formal notification in February 2004, that Tupperware is proceeding on a course to develop a proprietary in-house web site solution, and this will result in a loss of income from Tupperware in July 2004.

Liquidity and Capital Resources

We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are unable to satisfy our total current liabilities with cash on hand. Also, we are dependent on the efforts of our subsidiaries and other third parties to increase sales and, thus, increase our cash balances.

Our revenues are primarily from product sales, Internet applications and web-site hosting and training services and our monthly cash outflow is mostly related to cost of sales and general and administrative expenses. Net cash provided by operations for the 2004 six month period was $884,815 compared to net cash used by operating activities of $217,238 for the 2003 six month period.

We have taken steps to reduce our monthly burn rate and to become cash flow positive; but we believe we may need an additional $1 million in the next twelve months to continue to keep up with technological improvements and further our business development strategies. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete in the long term.

Net cash used by investing activities was $544,325 for the 2004 six month period compared to $3,316 for the 2003 six month period. The 2004 six month period investing activities included payments of notes receivable, payment for the acquisition of Chief Financial, advances to New Connexions, a related party, and the purchase of software and equipment

Financing -   Our sources of financing include sales of our common stock and loans. Net cash provided by financing activities was $168,475 for the 2004 six month period compared to net cash provided by financing activities of $181,668 for the 2003 six month period. Proceeds from notes payable and stock issuances were the sources of the financing activities for the 2004 and the 2003 six month periods. We use the proceeds from our financing activities to fund our operations.

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

Commitments and Contingent Liabilities

Our principle commitments consist of operating leases for office space in Orem, Utah and Salt Lake City, Utah, and notes payable. The total monthly lease payments for the two offices are approximately $16,400. At June 30, 2004 we had notes payable totaling $1,465,942, which included notes payable of $861,400 to Compass Equity Partners, a third party, and $442,541 notes payable to Kevin R. Griffith, our CEO.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries, Internet Development, Sports Media and Chief Financial. These discussions summarize our financial statements for the three and six month periods ended June 30, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

  Comparison of 2003 and 2004 Second Quarter Operations Summary
  -------------------------------------------------------------

                    Six months    Six months     Three months   Three months
                    ended         ended          ended          ended
                    June 30,2003  June 30, 2004  June 30, 2003  June 30, 2004
                    ------------- -------------- -------------- -------------
Total revenues      $  5,678,114  $  16,944,195  $   2,928,942  $  8,822,722

Total cost of sales    3,890,441     11,988,856      2,138,825     6,570,722

Gross profit           1,787,673      4,955,339        790,117     2,252,000

Total operating
 expenses              1,586,477      4,394,228        671,531     2,165,873

Net operating
 income (loss)           201,196        561,111        118,586        86,127

Total other
 income (expense)        (16,543)        38,581        (25,129)       13,426

Total income tax          77,620         18,214         45,519       (39,628)
(benefit) expense

Net income               107,033        581,478         47,938       139,181

Net earnings
 (loss) per share   $       0.01  $        0.04  $        0.00   $      0.01


Primarily as a result of increased sales from our new subsidiaries, total revenues for the 2004 six month period and the three month period ended June 30, 2004 (the "2004 second quarter") increased significantly compared to the six month period ended June 30, 2003 (the "2003 six month period") and the three month period ended June 30, 2003 (the "2003 second quarter").

Cost of sales include commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. Total cost of sales were 70.8% of total sales for the 2004 six month period compared to 68.5 % of total sales for the 2003 six month period. Total cost of sales were 74.5% of total sales for the 2004 second quarter compared to 73.0 % of total sales for the 2003 second quarter.

As a result of increases in revenues our gross profit increased 177.2% for the 2004 six month period compared to the 2003 six month period. Our gross profit increased 185.0% for the 2004 second quarter compared to the 2003 second quarter.

Total operating expenses include salaries and benefits, rental of office space, professional fees and other general office expenses. These operating expenses increased for the 2004 periods compared to the 2003 periods as a result of over 30% increases in sales and operating staffs in April and May, additions of small office/home office personnel, telecommunications hardware and software to assist in targeting qualified customers, and consolidation of our recently acquired subsidiaries' general and administrative expenses.

Total other income of $38,581 for the 2004 six month period resulted primarily from other income of $123,983 related to interest paid by our bank for deposits held in sweep accounts during the six month period, as well as sales of miscellaneous products. This other income was offset by $87,176 accrued interest for loans from shareholders. Total other expense of $16,543 for the 2003 six month period resulted from $79,594 accrued interest for loans from shareholders that was offset by other income of $60,681 primarily related to interest paid by our bank for deposits held in sweep accounts during the six month period, as well as sales of miscellaneous products.

Total other income of $13,426 for the 2004 second quarter resulted from $45,278 accrued interest for loans from shareholders that was offset by other income of $57,799 primarily related to interest paid by our bank for deposits held in sweep accounts during the second quarter, as well as sales of miscellaneous products. We recorded total other expense of $25,129 for the 2003 second quarter which consisted of $40,234 interest expense from accrued interest for loans from shareholders offset by $13,913 other income from sales of miscellaneous products.

Our deferred income tax expense for the 2004 six month period was $18,214 compared to a deferred income tax expense of $77,620 for the 2003 six month period. Our deferred income tax benefit was $39,628 for the 2004 second quarter compared to a deferred income tax expense of $45,519 for the 2003 second quarter.

As a result of the above, we recorded net income for both the 2004 and 2003 periods. Net earnings per share for the 2004 six month period was $0.04 compared to $0.01 for the 2003 six month period and $0.01 for the 2004 second quarter compared to $0.0 for the 2003 second quarter.

                     Summary of Balance Sheet
                    -------------------------

                                   For year ended      Six month period
                                   December 31, 2003   Ended June 30, 2004
                                   ------------------- -------------------
Cash                               $          797,176  $        1,254,406

Total current assets                        1,827,080           2,890,521

Total assets                                5,077,525           8,226,862

Total current liabilities                   2,374,670           3,424,055

Total liabilities                           2,394,990           3,444,375

Retained earnings (deficit)                (1,284,868)           (703,390)

Total stockholders equity          $        2,682,535  $        4,782,487

The increase of total current assets for the 2004 six month period compared to the year ended December 31, 2003 was primarily the result of increases in cash and $903,746 restricted cash, which consists of monies due for credit card sales transacted near the end of the quarter that had not been posted to our cash accounts. In addition, accounts receivable increased from $95,355 at the year ended December 31, 2003 to $534,646 for the 2004 six month period. Also, notes receivable increased from $0 at the 2003 year end to $168,000 at the 2004 six month period.

Our total assets increased for the 2004 six month period primarily due to advances to a related party, which was the collaterializing of a note to New Connexions for $1,084,816. Increased goodwill of $3,232,377, related to our acquisition of Chief Financial, also was part of the increase in total assets.

Total liabilities increased at June 30, 2004 compared to the year ended December 31, 2003 primarily due to an increase in accrued expenses to
$1,522,990 and notes payable of $1,465,942.   Our retained deficit decreased
significantly at June 30, 2004 compared to the year ended December 31, 2003.

Factors Affecting Future Performance

    We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $1million additional financing within the next twelve months to remain competitive in our markets. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds. If we issue our securities for capital, the interests of investors and shareholders could be diluted.

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

We have historically relied on close to 90% of our customer referrals from outside sources. With our recent acquisition of our subsidiaries, we have begun trending towards reliance on our internal sources for close to 50% of our referrals. These external and internal referral sources have been cyclical in volume and quality over the past years. There are typical lows in late spring and late fall. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our revenues. We are in the process of limiting our reliance upon outside sources for customer referrals; however, we anticipate that referrals will be generated by these sources for the foreseeable future.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, concluded that the disclosures related to the effectiveness of our disclosure controls and procedures, as defined by the Securities and Exchange Act of 1934, and our internal control over financial reporting which were made in our annual report on Form 10-KSB, filed March 29, 2004, remain accurate.


                    PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 24, 2004, Independent Marketing, Inc. filed a law suit in the Third
District Court for Salt Lake County against Internet Development, Inc.   The
allegations are related to the hiring of three employees that were obligated under a anti-competition agreement to Independent Marketing, Inc. However, the three employees were not hired by Internet Development, Inc. and we believe the law suit lacks a cause of action.

ITEM 5.  OTHER INFORMATION

On May 18, 2004 Paul D. Watson resigned as Director, Secretary/Treasurer and Chief Financial Officer of IDI Global. Michael T. Morley was appointed as Director on the same date. Mr. Morley is 43 years old and is the owner of M-13 Construction, a commercial construction company. He has been involved in the construction business for over 25 years.

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


                                  IDI GLOBAL, INC.



                                  /S/ Kevin R. Griffith
Date: August 14, 2004         By:____________________________________________
                                 Kevin R. Griffith
                                 President, CEO, and Chairman of the Board
                                 Principal Financial Officer