Form 10QSB/A
period 2004-06-30
IDI GLOBAL INC
filed 2004-08-27
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. l

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


THIS REPORT HAS BEEN AMENDED TO INCLUDE THE CORRECT FINANCIAL STATEMENTS

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1. Financial Statements..............................................2

                    PART II: OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K............................9

Signatures................................................................9


                       NOTE OF EXPLANATION


Management prepared the quarterly report on Form 10-QSB, filed August 16, 2004, based on the financial statements for the period ended June 30, 2004 included in this amended report. However, the electronic file of the preliminary draft of the financials statements was mistakenly provided to the EDGAR agent and filed with the quarterly report filed on August 16, 2004. We are providing the correct financial statements in this amended report which correspond with the discussions in the previously filed quarterly report.



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of results to be expected for any subsequent period as explained in the previously filed Management's Discussion and Analysis.

                IDI Global, Inc. and Subsidiaries

                Consolidated Financial Statements

                          June 30, 2004

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


                              ASSETS
                                                   June 30,    December 31,
                                                     2004          2003
                                                ------------- -------------
                                                  (Unaudited)
Current Assets
  Cash                                          $  1,254,406  $    797,176
  Restricted Cash                                    903,746       852,011
  Accounts Receivable                                534,646        95,355
  Inventory                                            6,300         6,300
  Employee Advances                                    4,441             -
  Notes Receivable                                   168,000             -
  Prepaid Expenses                                    18,982        76,238
                                                ------------- -------------

    Total Current Assets                           2,890,521     1,827,080

Software and Equipment, Net                          457,284       278,541

Other Assets
  Deferred Income Taxes                              117,631       135,845
  Deposits                                           241,721       231,821
  Investments                                        151,200       151,200
  Advances to Related Party                        1,136,128       953,038
  Goodwill                                         3,232,377     1,500,000
                                                ------------- -------------

    Total Other Assets                             4,879,057     2,971,904
                                                ------------- -------------

    Total Assets                                $  8,226,862  $  5,077,525
                                                ============= =============

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,   December 31,
                                                     2004         2003
                                                ------------- -------------
                                                 (Unaudited)
Current Liabilities
  Accounts Payable                              $    148,258  $    118,853
  Accrued Expenses                                 1,522,990       848,776
  Income Taxes Payable                                   100           100
  Reserve for Refunds and Chargebacks                286,765       103,000
  Notes Payable                                    1,465,942     1,303,941
                                                ------------- -------------

    Total Current Liabilities                      3,424,055     2,374,670

Deferred Income Tax Liability                         20,320        20,320
                                                ------------- -------------

    Total Liabilities                              3,444,375     2,394,990

Stockholders' Equity
  Preferred Stock, Authorized 8,000,000 Shares,
    $.0001 Par Value, Issued and Outstanding -0-           -             -
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value,  Issued and Outstanding
    16,020,483 and 14,975,433, Respectively           16,020        14,976
  Additional Paid in Capital                       5,469,857     3,952,427
  Retained Earnings (Deficit)                       (703,390)   (1,284,868)
                                                ------------- -------------

    Total Stockholders' Equity                     4,782,487     2,682,535
                                                ------------- -------------

    Total Liabilities and Stockholders' Equity  $  8,226,862  $  5,077,525
                                                ============= =============





                        IDIGlobal, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                               For the Three Months Ended  For the Six Months Ended
                                                        June 30,                   June 30,
                                                   2004          2003         2004          2003
                                              ------------- ------------- ------------ -------------

Revenues, Net
  Product Sales                               $  8,129,200  $  2,752,032  $14,353,555  $  5,338,113
  Training Revenues                                693,522       176,910    2,590,640       340,001
                                              ------------- ------------- ------------ -------------

    Total Revenues                               8,822,722     2,928,942   16,944,195     5,678,114
                                              ------------- ------------- ------------ -------------
Cost of Sales
  Product Costs                                  6,221,047     2,049,626   10,534,482     3,719,011
  Training Costs                                   349,675        89,199    1,454,374       171,430
                                              ------------- ------------- ------------ -------------

    Total Cost of Sales                          6,570,722     2,138,825   11,988,856     3,890,441
                                              ------------- ------------- ------------ -------------

Gross Profit (Loss)                              2,252,000       790,117    4,955,339     1,787,673
                                              ------------- ------------- ------------ -------------
Operating Expenses
  General & Administrative                       2,165,873       671,531    4,394,228     1,586,477
                                              ------------- ------------- ------------ -------------

    Total Operating Expenses                     2,165,873       671,531    4,394,228     1,586,477
                                              ------------- ------------- ------------ -------------

Net Operating Income (Loss)                         86,127       118,586      561,111       201,196
                                              ------------- ------------- ------------ -------------
Other Income(Expense)
  Interest Income                                      905         1,192        1,774         2,370
  Interest Expense                                 (45,278)      (40,234)     (87,176)      (79,594)
  Other Income (Expense)                            57,799        13,913      123,983        60,681
                                              ------------- ------------- ------------ -------------

    Total Other Income(Expense)                     13,426       (25,129)      38,581       (16,543)
                                              ------------- ------------- ------------ -------------

Income (Loss) Before Income Taxes                   99,553        93,457      599,692       184,653

Income Tax Expense
  Deferred Income Tax (Benefit) Expense            (39,628)       45,519       18,214        77,620
                                              ------------- ------------- ------------ -------------

    Total Income Tax Expense                       (39,628)       45,519       18,214        77,620
                                              ------------- ------------- ------------ -------------

Net Income (Loss)                             $    139,181  $     47,938  $   581,478  $    107,033
                                              ============= ============= ============ =============

Net Income (Loss) Per Share                   $       0.01  $       0.00  $      0.04  $       0.01
                                              ============= ============= ============ =============

Weighted Average Shares Outstanding             16,013,816    11,831,944   15,971,989    11,875,000
                                              ============= ============= ============ =============










                        IDIGlobal, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                    For the Six Months Ended
                                                                             June 30,
                                                                        2004          2003
                                                                  -------------- --------------
Cash Flows from Operating Activities:
  Net Income                                                      $     581,478  $     107,033
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                         72,336         14,087
     Deferred Income Taxes                                               18,214         77,620
     Deposits                                                            (9,900)       (67,041)
     Bad Debt Expense                                                         -              -
  Change in Operating Assets and Liabilities (Net of Acquisitions):
     (Increase) Decrease in:
     Accounts Receivable                                               (438,635)      (480,987)
     Prepaid Expenses                                                    57,256        (18,135)
     Inventories                                                              -          3,127
     Employee Advances                                                      499              -
     Increase (Decrease) in:
     Accounts Payable                                                   (38,925)        22,564

     Accrued Expenses                                                   624,833         89,763
     Reserved for Refunds and Chargebacks                                17,659         34,731
                                                                  -------------- --------------

  Net Cash Provided(Used) by Operating Activities                       884,815       (217,238)

Cash Flows from Investing Activities:
  Payments for Notes Receivable                                        (168,000)             -
  Payments for Acquisition of Subsidiary                                (50,000)             -
  Cash Overdraft Acquired in Acquisition of Subsidiary                   (4,185)             -
  Advances to Related Party                                            (183,090)             -
  Purchase of Software and Equipment                                   (139,050)        (3,316)
                                                                  -------------- --------------

  Net Cash Provided (Used) by Investing Activities                     (544,325)        (3,316)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                                 18,475         75,000
  Proceeds from Notes Payable                                           150,000        115,000
  Principal Payments for Notes Payable                                        -         (8,332)
                                                                  -------------- --------------

  Net Cash Provided (Used) by Financing Activities                      168,475        181,668
                                                                  -------------- --------------

Increase (Decrease) in Cash                                             508,965        (38,886)

Cash and Cash Equivalents at Beginning of Period                      1,649,187      1,020,945
                                                                  -------------- --------------

Cash and Cash Equivalents at End of Period                        $   2,158,152  $     982,059
                                                                  ============== ==============
Cash Paid For:
  Interest                                                        $           -  $      19,678
  Income Taxes                                                    $           -  $           -




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

                    PART II: OTHER INFORMATION

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


                                          IDI GLOBAL, INC.





                                          /s/ Kevin R. Griffith
Date: August 26, 2004               By:____________________________________
                                       Kevin R. Griffith
                                       President, CEO, and
                                       Chairman of the Board
                                       Principal Financial Officer