Form 10QSB
period 2004-09-30
IDI GLOBAL INC
filed 2004-11-19
CIK 1110418

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 20, 2004 IDI Global, Inc. had 16,422,810 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.................................................2

Item 2. Management's Discussion and Analysis.................................9

Item 3. Control and Procedures..............................................16


                    PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........16

Item 6. Exhibits............................................................16

Signatures..................................................................17



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                IDI Global, Inc. and Subsidiaries

                Consolidated Financial Statements

                        September 30, 2004

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                              ASSETS

                                                 September 30,  December 31,
                                                     2004          2003
                                                 ------------- -------------
                                                  (Unaudited)
Current Assets
  Cash                                           $  1,413,234  $    797,176
  Restricted Cash                                     904,657       852,011
  Accounts Receivable                                 544,345        95,355
  Other Receivables                                    75,235             -
  Inventory                                             6,300         6,300
  Employee Advances                                     6,790             -
  Notes Receivable                                     20,000             -
  Prepaid Expenses                                     72,757        76,238
                                                 ------------- -------------

    Total Current Assets                            3,043,318     1,827,080

Software and Equipment, Net                           432,614       278,541

Other Assets
  Deferred Income Taxes                               116,620       135,845
  Deposits                                            241,721       231,821
  Investments                                         151,200       151,200
  Advances to Related Party                         1,135,106       953,038
  Goodwill                                          3,232,377     1,500,000
                                                 ------------- -------------

    Total Other Assets                              4,877,024     2,971,904
                                                 ------------- -------------

    Total Assets                                 $  8,352,956  $  5,077,525
                                                 ============= =============

                 IDIGlobal, Inc. and Subsidiaries
                   Consolidated Balance Sheets


               LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 September 30,  December 31,
                                                      2004          2003
                                                 ------------- -------------
                                                  (Unaudited)
Current Liabilities
  Accounts Payable                               $    247,576  $    118,853
  Accrued Expenses                                  1,617,096       848,776
  Income Taxes Payable                                    100           100
  Reserve for Refunds and Chargebacks                 242,784       103,000
  Notes Payable                                     1,465,942     1,303,941
                                                 ------------- -------------

    Total Current Liabilities                       3,573,498     2,374,670

Deferred Income Tax Liability                          20,320        20,320
                                                 ------------- -------------

    Total Liabilities                               3,593,818     2,394,990

Stockholders' Equity
  Preferred Stock, Authorized 8,000,000 Shares,
    $.0001 Par Value, Issued and Outstanding -0-            -             -
  Common Stock, Authorized 50,000,000 Shares,
    $.001 Par Value,  Issued and Outstanding
    16,020,483 and 14,975,433, Respectively            16,020        14,976
  Additional Paid in Capital                        5,469,857     3,952,427
  Retained Earnings (Deficit)                        (726,739)   (1,284,868)
                                                 ------------- -------------

    Total Stockholders' Equity                      4,759,138     2,682,535
                                                 ------------- -------------

    Total Liabilities and Stockholders' Equity   $  8,352,956  $  5,077,525
                                                 ============= =============




                         IDIGlobal, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the Three Months Ended   For the Nine Months Ended
                                                        September 30,               September 30,
                                                ---------------------------- ---------------------------
                                                     2004           2003          2004         2003
                                                ------------- -------------- ------------- -------------
Revenues, Net
  Product Sales                                 $  6,656,685  $   3,301,302  $ 21,010,240  $  8,639,415
  Training Revenues                                  396,311        274,484     2,986,951       614,485
                                                ------------- -------------- ------------- -------------

    Total Revenues                                 7,052,996      3,575,786    23,997,191     9,253,900

Cost of Sales
  Product Costs                                    4,349,096      2,560,226    14,883,578     6,279,237
  Training Costs                                     199,821        138,396     1,654,195       309,826
                                                ------------- -------------- ------------- -------------

    Total Cost of Sales                            4,548,917      2,698,622    16,537,773     6,589,063
                                                ------------- -------------- ------------- -------------

Gross Profit (Loss)                                2,504,079        877,164     7,459,418     2,664,837

Operating Expenses
  General & Administrative                         2,610,995        687,975     7,005,223     2,274,452
                                                ------------- -------------- ------------- -------------

    Total Operating Expenses                       2,610,995        687,975     7,005,223     2,274,452
                                                ------------- -------------- ------------- -------------

Net Operating Income (Loss)                         (106,916)       189,189       454,195       390,385

Other Income(Expense)
  Interest Income                                        919            879         2,693         3,249
  Interest Expense                                   (15,521)       (37,492)     (102,697)     (117,086)
  Other Income                                        99,180          6,522       223,163        67,203
                                                ------------- -------------- ------------- -------------

    Total Other Income(Expense)                       84,578        (30,091)      123,159       (46,634)
                                                ------------- -------------- ------------- -------------

Income (Loss) Before Income Taxes                    (22,338)       159,098       577,354       343,751

Income Tax Expense
  Deferred Income Tax (Benefit) Expense                1,011         70,000        19,225       147,620
                                                ------------- -------------- ------------- -------------

    Total Income Tax Expense                           1,011         70,000        19,225       147,620
                                                ------------- -------------- ------------- -------------

Net Income (Loss)                               $    (23,349) $      89,098  $    558,129  $    196,131
                                                ============= ============== ============= =============

Net Income (Loss) Per Share                     $      (0.00) $        0.01  $       0.03  $       0.02
                                                ============= ============== ============= =============

Weighted Average Shares Outstanding               16,020,483     12,824,481    15,988,093    12,309,479
                                                ============= ============== ============= =============


                                        6



                         IDIGlobal, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Nine Months Ended
                                                                          September 30,
                                                                        2004          2003
                                                                  -------------- --------------
Cash Flows from Operating Activities:
  Net Income                                                      $     558,129  $     196,131
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations:
     Depreciation & Amortization                                        101,948         20,965
     Deferred Income Taxes                                               19,225        147,620
     Deposits                                                            (9,900)       (63,516)
     Bad Debt Expense                                                   143,000              -
  Change in Operating Assets and Liabilities (Net of Acquisitions):
     (Increase) Decrease in:
     Accounts Receivable                                               (448,334)      (806,823)
     Other Receivables                                                  (75,235)             -
     Prepaid Expenses                                                     3,481        (16,523)
     Inventories                                                              -          5,365
     Employee Advances                                                   (1,850)             -
     Increase (Decrease) in:
     Accounts Payable                                                    60,393         21,390
     Accrued Expenses                                                   718,939        181,066
     Reserved for Refunds and Chargebacks                               (26,322)        59,584
                                                                  -------------- --------------

  Net Cash Provided(Used) by Operating Activities                     1,043,474       (254,741)

Cash Flows from Investing Activities:
  Payments for Notes Receivable                                        (168,000)             -
  Proceeds from Notes Receivable                                          5,000              -
  Payments for Acquisition of Subsidiary                                (50,000)             -
  Cash Overdraft Acquired in Acquisition of Subsidiary                   (4,185)             -
  Advances to Related Party                                            (182,068)             -
  Purchase of Software and Equipment                                   (143,992)        (4,055)
                                                                  -------------- --------------

  Net Cash Provided (Used) by Investing Activities                     (543,245)        (4,055)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                                 18,475         93,000
  Proceeds from Notes Payable                                           150,000        215,000
  Principal Payments for Notes Payable                                        -         (8,332)
                                                                  -------------- --------------

  Net Cash Provided (Used) by Financing Activities                      168,475        299,668
                                                                  -------------- --------------

Increase (Decrease) in Cash                                             668,704         40,872

Cash and Cash Equivalents at Beginning of Period                      1,649,187      1,020,945
                                                                  -------------- --------------

Cash and Cash Equivalents at End of Period                        $   2,317,891  $   1,061,817
                                                                  ============== ==============
Cash Paid For:
  Interest                                                        $           -  $      19,678
  Income Taxes                                                    $           -  $           -

Non-Cash Activities:
  Stock Issued for Settlement of Notes
  Payable and Accrued Interest                                    $           -  $     273,000





                IDI Global, Inc. and Subsidiaries
          Notes to the Consolidated Financial Statements
                        September 30, 2004


GENERAL
-------

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

ACQUISITION OF SUBSIDIARIES
---------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

IDI Global is a holding company with three wholly-owned subsidiaries, Internet Development, Inc. ("Internet Development") Chief Financial, Inc. ( "Chief Financial"), and Sports Media International, Inc. ("Sports Media").

Internet Development is an Internet application service provider offering both dial-up and broadband services in the United States. Internet Development designs, develops and markets software applications for large organizations and small businesses to exploit the full capabilities of the Internet, including communications, marketing, information management, and e-commerce. Its flagship products include ARRAY and Quicksite Builder. ARRAY enables large organizations to deploy, integrate and interact with a network of e-commerce enabled affiliate web sites, while maintaining a consistent, unified brand image for the organization as a whole. Quicksite Builder allows a user to quickly, and without programming knowledge, build a functional, e-commerce enabled website. Its features include auto-responders, counters, banners, search engine site registration, online shopping mall presence, shopping cart, merchant accounts, secures online ordering and transactions processing, e-mail, incentive sweepstakes giveaways and customer demographic proofing.

Chief Financial is a marketing firm which markets goods and services to the
small office/home office market.   Chief Financial offers education, training,
and Internet Development's software to customers setting up their businesses online. Chief Financial provides these products and services through its wholly-owned subsidiary, Professional Consulting Services ("Professional Consulting"). Since our acquisition of these subsidiaries in January 2004, we have experienced increases in our consolidated revenues from these subsidiaries' direct sales and marketing operations. However, direct sales operations are highly regulated and increase the potential risk of regulatory actions against these subsidiaries.

Sports Media operates as a sports advertising and marketing company. It is primarily engaged in the business of selling advertising and marketing programs for media companies, and has signed a preferred partnership agreement with ESPN Radio Sports Marketing and ABC Radio Sales. The purpose of the preferred partnership agreement is to combine the efforts of these three companies in order to leverage sports marketing brands, media and promotional value for client campaigns. In October 2004 Sports Media extended its product mix into NASCAR when it signed a sports marketing and representation agreement with Todd Szegedy, a NASCAR driver.

For the nine month period ended September 30, 2004 (the "2004 nine month period") we recorded total revenues on a consolidated basis of $23,997,191 and recorded net income of $558,129. During the second quarter of 2004, IDI Global invested heavily in its operations in Salt Lake City, Utah, adding hardware and software tools and equipment to help these operations grow and run more efficiently. As a result, we realized increased consolidated revenues primarily from the small business and home office market.

IDI Global has also introduced innovative programs that allow for multiple revenue streams from our marketing efforts in these centers. Introduction of a new business partner, NeWave, Inc., and their cooperation in developing a program where initial sales revenue is augmented by recurring monthly re-bill revenues has created a growing base of revenue. These kinds of innovations and partnerships have allowed the Salt Lake City and Orem, Utah facilities to grow rapidly and become self-sustaining and profitable. As we enter the fourth quarter of 2004 with these new operations, management believes the investments made in the 2004 second quarter will continue to pay off in increasing margins and growing revenues.

Our challenges include increased competition within the direct sales industry, both from vendors like ourselves, as well as from companies determining to fulfill their web site needs internally and not use outside providers. These two trends combine to produce an increasingly competitive and challenging environment for our ARRAY product within the direct sales arena.

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

The loss of one or more significant clients who determine to not renew their ARRAY product agreements, whether to use a competitor's website system or to develop and maintain their own system in-house, is always a potential risk or event that could have an adverse material effect on our financial condition. This type of event is beyond our control, even while making every effort to provide an industry-leading product at a price that is competitive and affordable. For example, we received formal notification in February 2004, that Tupperware would proceed on a course to develop a proprietary in-house web site solution, and this resulted in loss of income from Tupperware in July 2004. However, the loss of this income was offset by increased sales in other aspects of our business.

Liquidity and Capital Resources

We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are unable to satisfy our total current liabilities with cash on hand. Also, we are dependent on the efforts of our subsidiaries and other third parties to increase sales and, thus, increase our cash balances.

Our revenues are primarily from product sales, Internet applications, and web-site hosting and training services. Our monthly cash outflow is mostly related to cost of sales and general and administrative expenses. Net cash provided by operations for the 2004 nine month period was $1,043,474 compared to net cash used by operating activities of $254,741 for the 2003 nine month period.

We have taken steps to reduce our monthly burn rate and to become cash flow positive, but we believe we may need an additional $1 million in the next twelve months to continue to keep up with technological improvements and further our business development strategies. We operate in a very competitive industry in which large amounts of capital are required in order to continually develop and promote products. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete in the long term.

Net cash used by investing activities was $543,245 for the 2004 nine month period compared to $4,055 for the 2003 nine month period. The 2004 nine month period investing activities included payments of notes receivable, payment for the acquisition of Chief Financial, advances to New Connexions, a related party, and the purchase of software and equipment

Financing -   Our sources of financing include loans and sales of common stock. Net cash provided by financing activities was $168,475 for the 2004 nine month period compared to net cash provided by financing activities of

$299,668 for the 2003 nine month period. Proceeds from notes payable and stock issuances were the sources of the financing activities for the 2004 and the 2003 nine month periods. We used the proceeds from our financing activities to fund our operations.

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

Commitments and Contingent Liabilities

Our principle commitments consist of operating leases for office space in Orem, Utah and Salt Lake City, Utah, and total current liabilities. The total monthly lease payments for the two offices are approximately $16,400. At September 30, 2004 we had total current liabilities of $3,573,498. We had notes payable totaling $1,465,942, which included notes payable of $861,400 to Compass Equity Partners, a third party, and $442,541 notes payable to Kevin R. Griffith, our CEO. Our total current liabilities also included accrued expenses of $1,617,096, primarily related to deferred compensation, accrued interest, and payroll liabilities. Accounts payable of $247,576 and reserves for refunds and chargebacks of $242,784 added to our total current liabilities.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media and Chief Financial. These discussions summarize our financial statements for the three and nine month periods ended September 30, 2003 and 2004 and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.



 Summary Comparison of 2003 and 2004 Three and Nine Month Periods
 ----------------------------------------------------------------

                         Nine months    Nine months    Three months   Three months
                         ended          ended          ended          ended
                         Sept. 30, 2003 Sept. 30, 2004 Sept. 30, 2003 Sept. 30, 2004
                         -------------- -------------- -------------- --------------
Total revenues           $   9,253,900  $  23,997,191  $   3,575,786  $   7,052,996

Total cost of sales          6,589,063     16,537,773      2,698,622      4,548,917

Gross profit                 2,664,837      7,459,418        877,164      2,504,079

Total operating expenses     2,274,452      7,005,223        687,975      2,610,995

Net operating income (loss)    390,385        454,195        189,189       (106,916)

Total other income (expense)   (46,634)       123,159        (30,091)        84,578

Total income tax expense       147,620         19,255         70,000          1,011

Net income                     196,131        558,129         89,098        (23,349)





Net earnings (loss)
  per share               $       0.02  $        0.03  $        0.01  $        0.00



Primarily as a result of increased sales from our new subsidiaries, total revenues increased from approximately $9.3 million for the nine month period ended September 30, 2003 (the "2003 nine month period") to approximately $23.9 million for the 2004 nine month period. In addition, total revenues increased from approximately $3.6 million for the three month period ended September 30, 2003 (the "2003 third quarter") to approximately $7.1 million for the for the three month period ended September 30, 2004 (the "2004 third quarter").

Cost of sales has increased along with total revenues for the 2004 periods. Costs of sales include commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. For the 2004 nine month period total cost of sales was 68.9% of total sales compared to 71.2% of total sales for the 2003 nine month period. Total cost of sales was 64.5% of total sales for the 2004 third quarter compared to 75.4% of total sales for the 2003 third quarter.

As a result of increases in revenues our gross profit increased from approximately $2.7 million for the 2003 nine month period to approximately $7.5 million for the 2004 nine month period. In addition, our gross profit increased from approximately $877,000 for the 2003 third quarter to approximately $2.5 million for the 2004 third quarter.

Total operating expenses include salaries and benefits, rental of office space, professional fees and other general office expenses. These operating expenses more than doubled for the 2004 periods compared to the 2003 periods as a result of a more than 30% increase in sales and operating staffs in April and May 2004, additions of small office/home office personnel, telecommunications hardware and software to assist in targeting qualified customers, and consolidation of our recently acquired subsidiaries' general and administrative expenses.

Other income was primarily related to sales of miscellaneous products and interest income from interest paid by our bank for deposits held in sweep accounts. Other expense for the comparable periods was primarily related to accrued interest for loans from shareholders. We recorded total other income in the 2004 periods primarily as a result of increased miscellaneous sales. However, we recorded total other expense in the 2003 periods primarily as a result of accrued interest for loans.

As a result of the above, we recorded net income for both the 2004 and 2003 nine month period and the 2003 third quarter. However, we recorded a net loss for the 2004 third quarter primarily as a result of increases in general and administrative expenses. Net income per share for the 2004 nine month period was $0.03 compared to $0.02 for the 2003 nine month period and was $0 for the 2004 third quarter compared to $0.01 for the 2003 third quarter.

                     Summary of Balance Sheet
                   ---------------------------

                                      December 31, 2003   September 30, 2004
                                      ------------------  ------------------
                                                             (Unaudited)

Cash                                  $         797,176   $       1,413,234

Total current assets                          1,827,080           3,043,318

Total assets                                  5,077,525           8,352,956

Total current liabilities                     2,374,670           3,573,498

Total liabilities                             2,394,990           3,593,818

Retained earnings (deficit)                  (1,284,868)           (726,739)


Total stockholders equity             $       2,682,535   $       4,759,138

The increase of total current assets at September 30, 2004 compared to the year ended December 31, 2003 was primarily the result of increases in cash, accounts receivable, other receivables and notes receivable. In addition, our total assets increased at September 30, 2004 primarily due to an increase of goodwill and advances to a related party. Goodwill increased $1,732,377 as a result of our acquisition of Chief Financial and Professional Consulting in January 2004. Advances to New Connexions, a related party, increased at September 30, 2004 as a result of the collaterializing of a note for $1,084,816.

Total current liabilities and total liabilities increased at September 30, 2004 compared to the year ended December 31, 2003 primarily due to increases in accrued expenses. However, our retained deficit decreased significantly at September 30, 2004 compared to the year ended December 31, 2003.

Factors Affecting Future Performance

      We may need additional external capital and may be unable to raise it.

Based on our current growth plan we believe we may require $1 million additional financing within the next twelve months to remain competitive in our markets. Our success will depend upon our ability to access equity capital markets and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds. If we issue our securities for capital, the interests of investors and shareholders could be diluted.

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

We have historically relied on close to 90% of our customer referrals from outside sources. With the acquisition of our subsidiaries in January 2004, we have begun trending towards reliance on our internal sources for close to 50% of our referrals. These external and internal referral sources have been cyclical in volume and quality over the past years. There are typical lows in late spring and late fall. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our revenues. We are in the process of limiting our reliance upon outside sources for customer referrals; however, we anticipate that referrals will be generated by these sources for the foreseeable future.

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

The Federal Trade Commission and Federal Communications Commission establish direct marketing regulations which govern how Chief Financial performs its marketing business. Promotion and advertising groups which supply customer information to Chief Financial are required to comply with SPAM legislation. In addition, Cardholder Information Security Policy requirements which took effect March 1, 2005 add complexity and cost to the merchant account process. Further regulation in this area may cause processing delays or hiccups that could be damaging to our business, or regulations could further restrict our operations, effectively curtailing or eliminating our marketing approach.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer evaluated our disclosure controls and procedures and concluded that our controls and procedures were effective as of the end of the period covered by this report. However, we filed an amended 10-QSB on August 27, 2004 due to a mix up with the electronic files for our financial statements. As a result of this mix up, management has instituted an additional step in our review procedure before our periodic reports are filed.

These executive officers determined that there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

The following discussion describes all securities sold by IDI Global without registration during the third quarter of 2004 through a recent date which have not been previously reported.

On September 28, 2004 we issued 150,000 shares as part of the settlement of a law suit brought by Gary Winterton. We relied on an exemption from the registration requirements provided by Section 3(10) of the Securities Act.

ITEM 6. EXHIBITS

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


                                      IDI GLOBAL, INC.

                                      /s/ Kevin R. Griffith
Date: November 18, 2004           By: _______________________________________
                                      Kevin R. Griffith
                                      President, Chief Executive Officer






                                       /s/ Steven D. Weatherly
Date: November 18, 2004           By: ________________________________________
                                      Steven D. Weatherly
                                      Principal Financial Officer and
                                      Chief Accounting Officer