Form 10KSB
period 2004-12-31
IDI GLOBAL INC
filed 2005-03-31
CIK 1110418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:
        Common Stock par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $ 27,718,252

As of March 30, 2005 the registrant had 23,616,610 shares of common stock outstanding. The aggregate market value of the 20,616,610 shares of voting stock held by non-affiliates as of that date was approximately $10,411,388.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business                                              3
Item 2.  Description of Property                                             20
Item 3.  Legal Proceedings                                                   20
Item 4.  Submission of Matters to a Vote of Security Holders                 21

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder
                Matters and Issuer Purchase of Securities                    21
Item 6.  Management's Discussion and Analysis                                24
Item 7.  Financial Statements                                                30
Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          31
Item 8A.Controls and Procedures                                              31

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
                Persons, Compliance with Section 16(a) of the
                Exchange Act                                                 31

Item 10. Executive Compensation                                              32

Item 11. Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   34

Item 12. Certain Relationships and Related Transactions                      35

Item 13. Exhibits and Reports on Form 8-K                                    36

Item 14. Principal Accountant Fees and Services                              37

Signatures                                                                   39

                           FORWARD LOOKING STATEMENTS

In this annual report, references to "IDI," "we," "us," and "our" refer to IDI Global, Inc., and its subsidiaries.

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

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Historical Development

IDI Global, Inc., was incorporated in the state of Nevada on August 27, 1998, as Bennion Corporation. On January 14, 2002, the corporation name was changed to IDI Global, Inc. ("IDI Global"). On January 23, 2002, IDI Global formed a wholly owned subsidiary, Internet Development, Inc., a Nevada corporation, for the purpose of completing a forward triangular merger between Internet Development and idiglobal.com, Inc. a Delaware corporation ("idiglobal.com"). Internet Development delivered approximately 7,500,000 shares of IDI Global common stock to idiglobal.com's seventeen shareholders in exchange for 100% of idiglobal.com's shares. The former idiglobal.com shareholders beneficially owned 65% of IDI Global's outstanding common stock immediately following the acquisition. This transaction was treated as a reverse acquisition with idiglobal.com being the accounting acquirer and was completed in March 2002.

On October 3, 2003, IDI Global, Inc., entered into an merger agreement whereby IDI Global agreed to acquire Integrated Communication Systems, Inc. ("Integrated Communication"), as a wholly owned subsidiary through a forward triangular merger. Integrated Communication operated as a sports advertising and marketing company. IDI Global formed a Nevada subsidiary, Sports Media International, Inc. ("Sports Media"), to facilitate the merger and Integrated Communication merged into Sports Media. IDI Global issued an aggregate of 954,600 shares of IDI Global common stock and warrants to purchase an aggregate of 378,450 shares of IDI Global common stock to the seventeen stockholders of Integrated Communication. The stockholders of Integrated Communication exchanged the 190.89 outstanding common shares of Integrated Communication they held for the IDI Global shares. The warrants to be granted in the merger transaction have an exercise price of $1.70 per share. The IDI Global shares issued in the exchange will also have piggy back registration rights for any future registration under the Securities Act of 1933 of IDI Global common stock.

On January 8, 2004, IDI Global signed an agreement to issue an aggregate of 1,000,000 common shares to acquire 100% of the 100,000 outstanding shares of Chief Financial, Inc. (Chief Financial), a Texas corporation and its subsidiary, Professional Consulting Services, Inc. (PCS), a Utah corporation. On January 16, 2004, our board of directors authorized the issuance of an aggregate of 1,000,000 common shares to acquire Chief Financial and its subsidiary, Professional Consulting. Our board of directors authorized the issuance of 250,000 shares each to Randy J. Lang and Christopher C. Matthews in exchange for 100% of the outstanding shares of Professional Consulting. Our board of directors authorized the issuance of 500,000 shares to an escrow account for the benefit of Chris Flores, the President of Chief Financial, to be issued at a later date.

Chief Financial is a marketing company specializing in research, analysis, and distribution of products and services for small office/home office businesses nationwide. Professional Consulting is a marketing company.

On January 13, 2005, IDI Global incorporated IDI Small Business, Inc. (AIDI Small Business@), as our wholly owned subsidiary in the state of Utah. On January 14, 2005, IDI Small Business acquired the tangible assets, contract rights, claims, governmental authorizations, and other property related to the call center of Mentoring of America, LLC (A Mentoring of America@), a Utah limited liability company, and HG Marketing, Inc. (AHG Marketing@), a Nevada corporation. IDI Small Business assumed certain liabilities of the sales and marketing operation of Mentoring of America, paid $1,800,000 cash to HG Marketing, granted warrants to purchase up to 2,500,000 shares of IDI Global common stock to HG Marketing, and placed 4,356,436 shares of IDI Global common stock into an escrow account, to be released from the escrow upon the call center's attaining certain performance standards.

                                  OUR BUSINESS

IDI Global is a holding company operating through its wholly owned subsidiaries, Internet Development, Chief Financial, IDI Small Business, and Sports Media. Internet Development offers the tools to create a web site, including a merchant account, web development services, and the web hosting services, along with coaching and consulting services. In addition, Internet Development offers an Internet/extranet platform for large vertical businesses with a sizable network of affiliates. Chief Financial provides small office/home office products and services geared for specific businesses, such as real estate, wholesaling, etc., and sells add-on services and products for the small office/home office. Sports Media sells advertising and marketing programs for media companies. IDI Small Business manages our direct Marketing operations in St. George, Utah. The business of each subsidiary is described in more detail below.

INTERNET DEVELOPMENT

Internet Development designs, develops and markets user-friendly, web-based software applications and development tools on an integrated service platform. It also provides in-house servers and management to host all of our application and control security for its customers. Internet Development's products allow both large organizations comprised of a substantial network of affiliates within specific vertical markets, as well as small stand- alone businesses, to exploit the full capabilities of the Internet as a communications, information management, marketing, and e-commerce platform. Internet Development's applications and tools enable vertical organizations to deploy, integrate, interact with, and centrally administer large networks of e-commerce enabled affiliate web sites.

         Products

QuickSite Builder is a completely browser-based, point-and-click website builder technology for the Internet. QuickSite Builder allows a user without any programming knowledge to build a functional, e-commerce enabled website in a short time. QuickSite Builder provides small businesses with access to an application service platform that is sophisticated, functional and versatile, as well as affordable. Available features include auto-responders, counters, banners, search engine site registration, online shopping mall presence, shopping cart, merchant account, secure online ordering and transaction processing, e-mail, incentive sweepstakes giveaways, and customer demographic proofing. Internet Development bundles QuickSite Builder with a business education course that is designed to help small business owners make optimal use of e-commerce and Internet Development's web technology.

QuickSite Builder is targeted at small businesses and the small office and home office entrepreneurs who wish to establish an online business presence quickly, easily, and cost-effectively. Internet Development acquires new customers through Chief Financial and qualified third-party leads based on lists of individuals who have previously purchased business education products or services through Ainfomercials@ or other direct sales channels.



                  ARRAY

ARRAY is a web site system for network marketing and direct sales companies, as well as other vertical industries, such as the insurance industry. It is an integrated suite of web applications and business development tools that provide a customizable, database-driven virtual intranet/extranet and e-commerce solution for any large vertical enterprise with a sizable network of affiliates. ARRAY enables organizations to deploy, integrate, interact with and centrally administer a large network of e-commerce enabled affiliate websites, while maintaining a consistent, unified brand image for the organization as a whole. Using ARRAY, a network of distributed affiliate websites can be rapidly and inexpensively deployed, interconnected and e-commerce enabled. ARRAY provides the corporate parent and each affiliate with a unique, personalizable, and highly functional e-commerce website. The parent company avoids having to invest heavily in the development of an entire Internet division and web-enabling technology because ARRAY is an outsourced and hosted application platform. In addition, because ARRAY is built on a flexible, scalable and customizable platform capable of integrating with other applications and services, the platform can readily accommodate any organization's custom requirements as well as new features that the organization may want to add in the future.

ARRAY is designed to provide each affiliate of the parent organization with the ability to create and maintain a unique business presence with simple point-and-click technology. At the same time, ARRAY allows the parent organization (1) to project a consistent brand on the Internet; and (2) to maintain complete umbrella control through a database-driven feature called the Administrative Office. The Administrative Office can incorporate sophisticated tools for publishing, monitoring and controlling content on affiliate websites, analyzing statistics, delivering intelligent advertising, communicating with all affiliates, and evaluating critical data. The system has the ability to interface with multiple databases to access, extract, or download information from anywhere in the world, and ties in seamlessly with genealogy databases and commission systems in place within the organization.

For the affiliate, ARRAY represents a flexible and easy-to-use productivity solution permitting initial setup and updates to a website without requiring the user to have computer programming knowledge. It provides the following features to the affiliate user:

     - Automation of administrative tasks, such as product ordering, billing, and reporting

     -    Downline management and communication

     -    Website statistical analysis

     -    Customer tracking and profiling

     -    Intelligent, targeted marketing features

     - Personal productivity tools (online contact management, calendaring, event planning)

     -    E-commerce   tools   (shopping  cart,   secure  payment,   transaction
          processing, site links)

     -    Publishing of product catalogues - Proprietary, sophisticated email

     -    Access to relevant database information

ARRAY's Site Manager tool allows each distributor to administer his or her website in a unique fashion, enjoying the ability to update news and events, welcome messages, announcements, and product displays, as well as to choose among numerous professionally designed layouts and colors that are all pre-approved by the parent company and that exude the appropriate look and feel of the corporate entity. The site also contains an area that allows the distributor to post messages and communicate with his or her upline and downline.

         Markets

ARRAY has been marketed primarily to the United States direct sales industry. Direct sales organizations stand to benefit greatly from the capabilities of the Internet, and many have taken advantage of the Array technology to effectively do so. The industry requires an affordable, integrated web-based solution that allows (1) parent corporations to interact with a vast network of independent distributors and (2) independent distributors in turn to interact with their own sponsors, downlines, recruits and customers. Additionally, these organizations must have control over the content that is delivered via the Internet by distributors, regulatory compliance, corporate image, and public relations, which ARRAY allows them to accomplish.

The complex, hierarchal direct sales industry is ideally suited to exploiting the Internet for communications, commerce, and community. Direct sales organizations require a comprehensive web-based solution that (1) offers a professional yet quick, easy, and affordable online presence to the individual distributors (who are typically sole proprietors working out of a home office) and (2) delivers low-cost, user-friendly organizational management, distribution, marketing, communications, personal productivity, back-office, and online retail sales tools to increase productivity and sales. We believe that ARRAY satisfies the needs of this market niche.

         Distribution

Internet Development relies on the marketing expertise and contracts of its own in-house sales force as well as third- party resellers for marketing and distribution. Internet Development has forged strategic relationships, based on revenue sharing arrangements and joint product development initiatives, with leading network marketers and clients in vertical markets. Internet Development is also working with several leading developers of specialized database programs and back office software applications for direct sales companies to integrate their products into ARRAY at a future date.

Internet Development has focused its initial marketing efforts on the parent companies and principal lines of sponsorship of leading direct sales companies. By so doing, Internet Development is able to harness the existing internal marketing infrastructure of these organizations to promote its products down the line to millions of independent distributors. Direct sales companies are by nature efficient marketing organizations, with a revenue model predicated on the parent selling products to independent distributors, who in turn recruit and sell products to their own network of distributors.

Internet Development's marketing strategy is to encourage this existing sales network to promote its ARRAY product to the independent distributors by establishing ARRAY not only as a cost saving measure, but also as a profit center for the parent company. Internet Development provides the full ARRAY technology in its ARRAY Express model to a new client at no cost up front for development and setup. In exchange, the new client commits to incorporate ARRAY Express into its monthly auto-ship package or other similar program, at a reduced cost to the end-user, or to market the product aggressively to its organization and user base. The corporate parent is paid a recurring monthly commission for each distributor who signs up for a personal website. The parent is thus encouraged to endorse and actively promote the product to the sales organization. Recurring revenues are created by providing independent affiliates with their own e-commerce-enabled web sites for a monthly hosting fee. Value-added services are offered and available to the affiliate end users for a small additional monthly fee. Also, distributors who refer the product to other distributors may be given a discount off their own monthly hosting fee.

ARRAY has been utilized by several large direct sales companies, including such industry leaders as New Vision and Tupperware. Independent distributors are currently using the product at an average price of $10 per month. Exclusive multi-year contracts prohibit these companies from working with another developer for the same applications. Under the terms of these agreements, upon termination of the agreement, Internet Development is entitled to remove the web technology and underlying source code for all of the applications developed for the corporation.

Internet Development expects to introduce ARRAY to other high-growth business-to-business and business-to- customer vertical markets characterized by a large network of affiliated distributors, dealers, brokers, agents, members or independent service providers. These adjacent vertical markets include the telecom, medical, real estate brokerage, insurance, healthcare and financial services industries, among many others.


         Competition


There are now numerous other self-replicating web site development programs available on the market. ARRAY competes primarily with custom, proprietary enterprise solutions usually developed internally or outsourced to similar vendors by a prospective company. These proprietary solutions are often more expensive and difficult to implement and maintain. Internet Development's competitors include companies that provide online marketing services and develop distributed e-commerce enabled web networks with centralized administrative functions. The companies target a wide range of professional organizations, while Internet Development is more focused and specialized on specific markets, such as the direct sales industry.

To a lesser extent, ARRAY selectively competes in certain of its specific applications with web site publishing companies, integrated business applications providers, publishers of web-authoring and content management software, and Internet infrastructure software developers.

Internet Development maintains its competitive position because its program is easy to use and functional. Also, it has focused its efforts on rapid market penetration sold through proven reseller channels and segment-specific strategic partners to capture significant market share and create a barrier to entry. Internet Development will continue to leverage its website design expertise and applications technology developed for large enterprises to develop leading-edge web applications for small businesses and consumer markets and to bundle this technology with its expertise in business education and training to create innovative courses.

         Principal Suppliers

Internet Development does not depend on outside suppliers because its technology is developed internally and its clients' web sites are hosted in-house on Internet Development's own servers. Internet Development uses established telecom providers for its T-1 lines and other voice and data access. However, Internet Development relies on multiple providers in order to ensure redundancy and adequate backup. In addition, Internet Development uses computer manufacturers for its hardware needs, but does not rely on a specific manufacturer.

         Major Customers

During the year ended December 31, 2004, Internet Development did not have a customer that provided more than 10% of its revenues. During the year ended December 31, 2003, two customers generated significant hosting revenues. Tupperware Corporation accounted for nearly 44% of our total hosting revenues and Internet Service Corp. accounted for 20% of our total hosting revenues. Professional Marketing International provided leads to Internet Development for the 2003 year that generated 91% of total revenues.

We received formal notification in February 2004 that Tupperware is proceeding on a course to develop a proprietary in-house web site solution, which resulted in a loss of income from Tupperware beginning in October, 2004. The loss of one or more significant clients who determine to not renew their ARRAY product agreements, whether to use a competitor's website system, or to develop and maintain their own system in-house, is always a potential risk or event that could have an adverse material effect on our financial condition. This type of event is beyond our control, even while making every effort to provide an industry-leading product at a price that is competitive and affordable.

During the year ended December 31, 2003, Professional Marketing International provided leads to us that generated 91% of total revenues compared to 67% of total revenues generated by leads from Professional Marketing International for the 2002 year.

         Intellectual Property

Internet Development has internally developed all of its own proprietary source code for its applications. To the best of our knowledge, ARRAY's corporate Administrative Office, with its umbrella control and processing capabilities, is unique to a large degree. We have exclusive agreements with each ARRAY client to provide technology for their e-commerce and individual web site needs. In addition, Internet Development has established a copyright for ARRAY.

         Employees

Internet Development employs 54 full time employees. These employees are not presently covered by any collective bargaining agreement. We believe that relations with these employees are good, and we have not experienced any work stoppages.

CHIEF FINANCIAL INC.

Chief Financial is based out of Dallas, Texas, (Do we still want to state that Chief Financial is based out of Texas?)and is a provider of goods and services targeted at the small office and home office market. Chief Financial provides products and services through two divisions, M57 Media and Chief Marketing Systems, as well as through its wholly owned subsidiary, Professional Consulting Services.

         M57 Media

M57 Media provides home business education and home business opportunities through Internet home business development products. It provides training and coaching for customers seeking customized solutions and training on setting up their home-based and online businesses. M57 Media markets its products and services through Internet marketing using search engines, banners, pop ups, and email campaigns. Services are provided directly to the customer with no intermediate channel partner. M57 Media also relies on 3rd party publishers to provide email addresses for target market mailings and targeted pops.

M57 Media's products and services help customers establish a home-based business in areas such as:
         -        Real estate;
         -        Recruiting;
         -        Auto sales;
         -        Wholesaling; and
         -        Insurance sales.

M57 Media also provides other value-added services:


         -        Sales and lead generation;
         -        Concept to implementation consulting;
         -        Graphic design;
         -        Web hosting;
         -        Merchant account setup;
         -        Payment processing solutions;
         -        Development and optimization of e-mail campaigns; and
         -        Targeted direct marketing.

Additionally, M57 Media offers an electronic system that automates the tracking of sales and re-billing of hosting and/or membership fees. This system handles all of the recurring billing, new clients, drops, customer service, lead management, reporting, and financials. It is an Internet system that fully integrates the sales arm of a business with the billing and financial reporting arms of that business.

M57 Media competes with many individuals and companies that direct market business opportunities on the Internet. In addition, it competes with other selling practices such as infomercials and seminars. While there are many competitors, management believes the current target market is vast and that the Internet is becoming a strong channel and a viable competitor to the more personal approaches like infomercials and seminars. However, customers acquired from seminar and infomercial channels have a higher ratio of completed deals than Internet generated leads.

         Chief Marketing Systems & Professional Consulting Services

Chief Marketing Systems is a division of Chief Financial, and Professional Consulting Services is a wholly owned subsidiary of Chief Financial. These companies sell add-on services and products to customers identified by M57 Media and other lead suppliers. These products are focused on the small office and home office marketplace and include self-replicating web site tools, single web sites, e-commerce solutions, coaching and training services for small office/home office customers.

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

SPORTS MEDIA

Sports Media is primarily engaged in the business of selling advertising and marketing programs for media companies, such as ESPN Radio Sports Marketing, which does business with major professional sports leagues, teams, and universities. Sports Media's marketing agreements include a unique provision that allows Sports Media access to exclusive team, league, retail promotion, and merchandising opportunities. The marketing aspects of a project are combined with advertising to create integrated media and marketing solutions for clients. Since Sports Media's inception, a substantial portion of its revenues has been generated through the sale of advertising and promotion to nationally recognized marketers, such as, Coca-Cola, Subway, Sony, American Express, Thomsom CE.

         Products and Services

Sports Media brokers media and advertising promotions between large production firms, such as ESPN Radio Sports Marketing, and large advertisers and marketers. These marketing agreements allow the advertisers and marketers the use of the production and distribution resources available through the production firm. These agreements provide large marketers with one-stop shopping to create, produce and air advertising campaigns on nationally recognized media channels.

         Marketing

The target market is twofold. First, and primarily, the national marketers are the paying customer for the air time, production services, and media. However, the affinity group, which could include the sports team, race car driver, or league, also provides a synergistic opportunity to match merchandising with advertising. Large companies such as Cokca-Cola or utilize the advertising services while simultaneously creating their marketing campaign around sponsorship of an athlete, driver, or team. Making a direct connection with the sports-minded consumers.


Sports Media relies on its premier relationships with companies like ESPN Radio and does not rely on mass marketing to sell its services. Opportunities for marketing and advertising are created by relationships between the advertiser, marketer, and promoter and are reliant upon marketing relationships and programs value proposition. The experience and reputation of key employees of Sports Media enable it to address this marketplace in a unique way.

         Major Customers

Sports Media has the only outside agency preferred marketing partnership with ESPN Radio Sports Marketing. This relationship with ESPN Radio has allowed Sports Media to penetrate the largest marketers in the nation. As of the date of this filing, Sports Media does not have any one customer that provides a significant percentage of its total revenues.

         Employees

Sports Media has two employees, but relies on several sales consultants and other relationship partners. These employees are not presently covered by any collective bargaining agreement. We believe that relations with these employees are good, and we have not experienced any work stoppages.

IDI SMALL BUSINESS

IDI Small Business recently acquired HG Marketing and the assets of Mentoring of America's call center. We intend to consolidate the operations of Professional Consulting, Chief Marketing Systems, and HG Marketing under IDI Small Business. Professional Marketing and HG Marketing operate in St. George, Utah. Chief Marketing Systems operates in Salt Lake City and Orem, Utah. These companies sell add-on services and products to customers identified by our lead suppliers. These products are focused on the small office and home office marketplace and include self-replicating web site tools, single web sites, e-commerce solutions, coaching, educational seminars, and training services for small office and home office customers. Sales occur through direct contact with the customer by telephone. These companies compete with numerous direct sales floors that provide these kinds of services.

The add-on services and products are primarily provided by Internet Development, including its ARRAY, Quicksite Builder, merchant accounts, and other education services. In addition, Chief Financial provides a secondary merchant account for billing processing.

         Employees

IDI Small Business has 175 employees. These employees are not presently covered by any collective bargaining agreement. We believe that relations with these employees are good, and we have not experienced any work stoppages.

Recent Developments

Term Credit Agreement

IDI Global entered into a Term Credit Agreement (the ACredit Agreement@), dated December 24, 2004, with Hong Kong League Central Credit Union, a Hong Kong corporation, and SBI Advisors, LLC (ASBI Advisors@), a California limited liability company. Under the Credit Agreement, we received a term loan in the principal amount of $1,750,000, with interest of 2.0% per month. The loan was evidenced by a term note, dated December 24, 2004, with a maturity date of May 24, 2005; however, we can elect to extend the term of repayment to November 23, 2005, if we provide written notice of our intent to extend and we pay an extension fee of 5% of the then-outstanding principal balance.

We will make payments due under the Credit Agreement to SBI Advisors, as agent for Hong Kong Credit Union. SBI Advisors has the authority to make any decision, take action, and give consent or waiver under the Credit Agreement. However, any amendment, modification or termination of the Credit Agreement requires written approval from Hong Kong Credit Union.

The Credit Agreement required that upon closing we grant to SBI Advisors a warrant to purchase 525,000 shares of common stock at an exercise price of $0.70 per share. The warrant has a term beginning on December 24, 2004, and ending four years from the effective date of the registration statement covering the resale of the underlying shares of the warrant. The warrant may be exercised through a cashless exercise adjusted for the market price five days prior to the cashless exercise date, as outlined in the warrant. The exercise price and the number of shares issued upon exercise of the warrant shall be adjusted for stock splits, stock dividends or recapitalization. If we issue common stock for consideration less than $0.70 per share, then the exercise price and/or amount of shares may be adjusted to be equivalent to that price per share. However, warrants issued prior to the date of this Agreements may be exercised, or we may grant stock options as compensation for employees, consultants or director, without triggering an adjustment to this warrant. The holder of the warrant will have the right to notice and the right to acquire and receive common stock in the case of any consolidation, merger or sale, and any distribution of assets. The warrant may be assigned by the warrant holder. We must satisfy any blue sky registration or qualification for the shares underlying the warrant.

So long as amounts are outstanding under the Credit Agreement, we may complete a one-time debt financing transaction with Hong Kong Credit Union in the amount of $400,000, with 8% interest. Hong Kong Credit Union will have the right to convert this debt into shares of common stock at a conversion rate of $0.70 per share. Any conversion of this debt into common stock is subject to adjustment for stock splits, stock dividends, and recapitalization, and the underlying shares will have piggy-back registration rights.

Additional terms of the Credit Agreement are as follows:

          - We may prepay the note at any time prior to the maturity date without penalty.

          - We may not use any proceeds from the loan to acquire any security registered pursuant to Section 12 of the Exchange Act.

          - We may not enter into any transaction including the purchase, sale or exchange of property or the rendering of any services with an affiliate who beneficially owns, directly or indirectly, 20% or more of our outstanding common stock.

          - We may not assign our rights and obligations without the written consent of SBI Advisors or Hong Kong Central Credit Union. However, they have the right to assign their rights and obligations without our consent or approval.

          - All parties waived the right to a trial by jury for any cause of action arising from the Credit Agreement.

          - We are obligated to pay the costs and other expenses related to the Credit Agreement and Securities Purchase Agreement, discussed below, and pay the costs of any transactions related to those agreements.

In the event we default on the Credit Agreement, the default interest increases to a rate of 2.5% and the note is due and payable in full, without demand. Default events include:


          -    failure to pay the note when due;

          -    breach of any covenant in the credit agreement;

          -    default  under  the  Securities   Purchase   Agreement  with  SBI
               Brightline X LLC or the termination of that agreement;

          - creation of a lien upon our property or a governmental tax or a judgment lien is placed on our property;

          -    insolvency or dissolution; or

          -    a levy or writ of attachment or garnishment is issued against us.

Securities Purchase Agreement

In connection with our entering into the Credit Agreement, we also entered into a Securities Purchase Agreement (the Purchase Agreement), dated December 24, 2004, with SBI Brightline X LLC (SBI Brightline), a newly formed Delaware limited liability company located in Newport Beach, California. SBI Brightline agreed to purchase up to 3,428,570 shares of IDI Global common stock at $0.70 per share. SBI Brightline agreed to purchase the common stock in eighteen separate 200,000-share tranches at $140,000 each at any time commencing on the date the registration statement covering the resale of the shares is declared effective.

Pursuant to the terms of the Purchase Agreement, we also granted to SBI Brightline a warrant to purchase an aggregate of 571,429 shares of common stock at $0.70 per share. This warrant was exercisable on the date of grant and expires four years after the effective date of a registration statement covering the resale of the underlying shares.

This warrant has similar terms and conditions related to antidilution protection, cashless exercise, blue sky registration or qualification and registration rights as the warrant granted to SBI Advisors, discussed above. Pursuant to the terms of the Purchase Agreement we granted an additional warrant to purchase 571,429 shares of common stock to SBI Brightline at $0.70 per share. This warrant shall be exercisable from and after the earlier of the date 60 days after the first to occur of (i) the closing of the ninth tranche for the sale of 200,000 shares or (ii) termination by IDI Global of the Purchase Agreement and it expires four years after the effective date of a registration statement covering the resale of underlying shares. However, the exercise period will not begin if the holder is deemed to be a beneficial owner of 9.8% of our outstanding common stock. In that event, the exercise period will begin again after the holder is no longer a beneficial owner of 9.8% of our outstanding common stock. This warrant has similar terms and conditions related to anti-dilution protection, cashless exercise, blue sky registration or qualification and registration rights as the warrant granted to SBI Advisors, discussed above.

Additional terms of the Securities Purchase Agreement are as follows:

          - We may elect to sell a tranche every five business day period by providing written notice to SBI Brightline and SBI Brightline is obligated to purchase each tranche.

          - We must sell the entire 200,000 shares of each tranche, we must sell the tranches in order and the first and second tranche may be sold simultaneously to SBI Brightline.

          - The number of shares and the purchase price must be adjusted for stock splits or stock dividends.

          - We must pay a fee to SBI USA equal to 10% of the gross proceeds of the first $1.75 million, then pay a fee of 5% for each additional tranche purchase price.

          - We must use 100% of the proceeds from the first and second tranche to repay the Credit Agreement, discussed above. After the second tranche we must use one-half of each tranche's proceeds to repay the Credit Agreement. Also, we must use one-half of the proceeds from the exercise of warrants granted under the Purchase Agreement to repay the Credit Agreement.

          - Until our obligations are satisfied under the Purchase Agreement and the Credit Agreement, we must permit SBI Brightline to have one non-voting representative attend and observe each meeting of our board of directors, and we must pay the expenses of the representative to attend the meeting.

          - We shall use our reasonable commercial efforts to cause a nominee, if any, selected by SBI Brightline to be appointed to our board of directors.

          - If SBI Brightline has not assigned the right to purchase the shares, it may reject a tranche if after the purchase it and its affiliates would exceed 9.8% of our outstanding common stock.

          - If SBI Brightline has assigned the right to purchase the shares, then the assignee and its affiliates may reject the purchase if after the purchase he/she/it would own 4.9% of our outstanding common stock.

          - SBI Brightline has agreed to comply with all federal and state securities laws, comply with Regulation M, and for a period of 18 months will not carry a short position or participate in short selling activities in our common stock.

          - The Purchase Agreement may be terminated by the parties if either defaults under its terms or the representations and warranties provided in the agreement are not true and correct.

          - SBI Brightline agreed to indemnify IDI Global if there were any material inaccuracies in its representations and warranties in the agreement or failure to comply with covenants and agreements

          -    SBI Brightline may terminate the agreement in the event:

                    - we issue common stock or stock equivalents not already obligated at the time of the agreement at a purchase price less than $0.70 per share without prior approval;

                    -    we pay a dividend without prior approval;

                    - we default in performance of a material covenant or agreement;

                    - we default under the Credit Agreement; - closing of final tranche is not completed on or before May 24, 2006;

                    - we issue shares for less than the exercise price without approval; or

                    -    IDI has repaid the term Credit Agreement.

Registration Rights Agreement

As part of the Credit Agreement and Securities Purchase Agreement, we entered into a Registration Rights Agreement, dated December 24, 2004, with SBI Advisors and SBI Brightline. We agreed to register for resale the 525,000 shares of common stock underlying the warrant granted to SBI Advisors, the 3,428,570 shares to be put to SBI Brightline and the 1,142,858 shares to be issued upon exercise of the warrants granted to SBI Brightline. We also agreed to register the resale of the 250,000 shares underlying the warrants issued to SBI USA. We will pay the costs and expense of the registration of the shares and must reimburse the Selling Stockholders up to a maximum of $10,000 for reasonable expenses related to the preparation, execution and filing of any documents required by the Exchange Act as a result of these transactions.

We agreed to file a registration statement with the SEC no later then 30 days following the date of the Registration Rights Agreement, which was January 23, 2005. We are negotiating with SBI Brightline and SBI Advisors to extend that date. We are obligated to use reasonable efforts to cause the registration statement to be declared effective as soon as practicable, but not later than April 1, 2005. If we fail to have the registration statement declared effective by the April 1, 2005, then we must issue additional shares of common stock and grant warrants to purchase additional shares equal to 1% of the number each Selling Stockholder is entitled to under the agreements every 30 days after that date. We are negotiating a new deadline for effectiveness.

Additional terms of the Registration Rights Agreement are as follows:

          - We agreed to prepare and file amendments and supplements to maintain effectiveness of the registration statement until - all the registered shares have been disposed, - all the registered shares may be sold under Rule 144 without volume limitation, or - all the registered shares may be sold without restriction under the Securities Act.

          - We agreed to take lawful action to ensure that the registration statement and related prospectus, at the time of effectiveness and during the registration period, does not contain an untrue statement of material fact or omit to state a material fact required to be stated or necessary to make the statements not misleading.

          - We are not obligated to file a post-effective amendment or supplement to the registration statement or prospectus during a black out event. A black out event will be determined in good faith by our chief executive officer and board of directors. However, without the written consent of the Selling Stockholders, the black out period can not exceed 60 days.

          - We must register and qualify the registered shares under Ablue sky@ laws of any jurisdiction that a majority-in-interest of the Selling Stockholders request.

          - The Selling Stockholders shall immediately discontinue the sale of shares if we discover a material misstatement or omission of fact.

          - In case of a underwritten offering, the Selling Stockholders shall agree to publicly sell shares.

We have agreed to indemnify the Selling Stockholders from and against damages or liabilities arising out of or based on an untrue statement in the registration statement or omission to state a material fact necessary to make the statements not misleading. However, we are not liable for indemnification if the Selling Stockholder provided written information to us for preparation of the registration statement which contained a misstatement of fact or failed to state a material fact. Additionally, we are not liable for indemnification if the Selling Stockholder received notice of, but used an outdated or defective prospectus.

The Selling Stockholders and underwriter, if any, have agreed to indemnify the company, its directors and officers damages or liabilities arising out of or based on an untrue statement in the registration statement or omission to state a material fact necessary to make the statements not misleading provided in writing to the company by the Selling Stockholder or underwriter. However, the Selling Stockholder or underwriter is liable only for the net proceeds paid to the Selling Stockholder and underwriter and is not liable for legal or other expense related to the investigation or defense of the action.

SBI USA Letter Agreement

On January 14, 2005, we granted a warrant to purchase 250,000 shares to SBI USA LLC (SBI USA) in consideration for SBI Advisors and SBI Brightline not exercising their legal right to re-price the Term Credit Agreement and Securities Purchase Agreement when we agreed to sell additional shares and warrants under an Asset Purchase Agreement, dated January 14, 2005, between IDI Global and IDI Small Business, on the one hand, and Mentoring of America, LLC and HG Marketing, Inc., on the other hand. This warrant is exerciseable at $0.70 per share for a period of four years commencing on January 14, 2007. We are required to register the resale of the common stock underlying the warrant pursuant to the Registration Rights Agreement described above.

                                  RISK FACTORS

      The short- and long-term success of IDI Global is subject to certain risks, many of which are substantial in nature and outside the control of IDI Global. You should consider carefully the following risk factors, in addition to other information contained herein. All forward-looking statements contained herein are deemed by IDI Global to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of IDI Global and its subsidiaries discussed above. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by IDI Global or any other person that the objectives or plans of IDI Global will be achieved.

RISKS RELATED TO OUR BUSINESS

      Our common stock is considered a penny stock. Penny stocks are subject to special regulations, which may make them more difficult to trade on the open market.

Securities in the OTC market are generally more difficult to trade than those on the Nasdaq National Market, the Nasdaq SmallCap Market, or the major stock exchanges. In addition, accurate price quotations are also more difficult to obtain. The trading market for our common stock is subject to special regulations governing the sale of penny stock.

A "penny stock" is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. However, an equity security with a market price under $5.00 will not be considered a penny stock if it fits within any of the following exceptions:

          - the equity security is listed on Nasdaq or a national securities exchange;

          - the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least $5,000,000, or (b) average annual revenue of at least $6,000,000; or

          - the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least $2,000,000.

If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock would be subject to Rule 15g-9 of the Exchange Act, which relates to non-Nasdaq and non-exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Penny stock regulations will tend to reduce market liquidity of our common stock because they limit the broker- dealers' ability to trade and a purchaser's ability to sell the stock in the secondary market. The low price of our common stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock may also limit our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of many institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders will pay transaction costs that are a higher percentage of their total share value than they would if our share price were substantially higher.

      We have not paid cash or stock dividends on our common stock, which may discourage potential investors from purchasing our shares.

Potential investors should not anticipate receiving dividends from our common stock. We intend to retain future earnings to finance our growth and development and do not plan to pay cash or stock dividends. Also, in our agreements with the Selling Stockholders, we have agreed not to issue a stock or cash dividend until the terms and conditions of the agreements with the Selling Stockholders have been satisfied. The lack of dividend potential may discourage potential investors from purchasing our common stock.

      We may need to raise additional external capital, and there can be no guarantee that we will be able to raise necessary capital.

Based on our current growth plan, we believe that we may require up to at least $1 million in additional financing within the next twelve months to remain competitive in our markets. In late December 2004, we borrowed $1.75 million. However, we believe we will need additional funding. Our future success will depend upon our ability to access equity capital markets or to borrow on terms that are financially advantageous to us. However, we have agreed to limit our sale of common stock or borrowing until we have repaid the $1.75 million under the Credit Agreement. If we are unable to obtain funds on acceptable terms, we could be forced to delay or abandon some of our business plans. Additionally, we may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. The lack of sufficient working capital could have a material adverse impact on our business operations.

      We are subject to intense competition from large and small companies, which limits our ability to obtain market share.
We face substantial competition in the overall Internet software market, as well as in the web site building market, our two principal markets. We expect competition to continue, increase, and intensify in the future as the markets for our products and services continue to develop and as additional competitors enter our market. Our success in obtaining an increased market share will depend on our ability to build name-brand recognition and to provide cost- effective products and services to our customers. In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers. If these competitors bundle competing products for their customers, it could adversely affect our ability to obtain market share and could force our prices down.

      We are dependent upon our relationships with merchant and banking third parties, and any disruption of these relationships could cause us to lose customers and could have a negative impact on our business.

We are dependent upon certain merchant and banking relationships, as well as strategic relationships with third parties who provide payment processing to all our customers. Failure of these financial institutions and third parties to continue to provide these services in a satisfactory way to our customers could result in a loss of customers. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers to replace them in the short term, which could cause our customers to terminate their agreements with us and move their business to our competitors.

      Our sales may suffer if we lose certain referral sources.

In prior years, we have historically obtained approximately 90% of our customer referrals from outside sources. With the acquisition of Chief Financial and Professional Consulting Services in January 2004, we began trending towards reliance on our internal sources for approximately 50% of our referrals. With the acquisition of the assets of HG Marketing, Inc., in January 2005, we have reduced our reliance even further on external referrals and anticipate trending towards reliance on our internal sources for approximately 70% of our referrals. These external and internal referral sources have been cyclical in volume and quality over the past years with typical lows in late spring and late fall. While we do not believe that our existing external sources are irreplaceable, the loss of the external referral sources or decline in quality or volume of our internally generated referrals could have a material adverse effect on our revenues in the short term. We are in the process of limiting our reliance upon external sources for customer referrals; however, we anticipate that referrals will be generated by these sources for the foreseeable future. Any disruption in the referrals could have a material adverse impact on our business.

      We rely on co-marketing alliances to generate clients, end-users, and revenue, and these agreements could hinder us from directly contacting potential clients in certain industries.

We have key co-marketing arrangements with strategic partners to make use of their industry and marketing expertise. Some of these arrangements may provide or allow co-marketing partners some exclusive rights to co- market our services in a particular industry, which will limit our right to contact potential clients in that industry. Additionally, if a co-marketing relationship is terminated, we may be unable to replace that relationship with other alliances that have comparable customer bases and user demographics. This limitation may affect our revenues because we expect that revenues generated from the sale of our products and services through these strategic co- marketing arrangements to account for a significant portion of our revenues for the foreseeable future. However, there can be no assurance that these arrangements will be successful in generating meaningful revenue.

      The loss of one or more major clients who determine to not renew their ARRAY product agreements could have an adverse material effect on our financial condition.

Internet Development is an Internet application service provider offering both dial-up and broadband services in the United States. Internet Development designs, develops, and markets software applications for large organizations and small businesses to exploit the full capabilities of the Internet, including communications, marketing, information management, and e-commerce. Its principal products include ARRAY and Quicksite Builder. The ARRAY technology enables large organizations to deploy, integrate, and interact with a network of e-commerce-enabled affiliate web sites, while maintaining a consistent, unified brand image for the organization as a whole. Quicksite Builder allows a user to quickly, and without programming knowledge, build a functional, e-commerce enabled website.

If a major client decides to use a competitor's website system or to develop and maintain its own system in-house, then our revenues will be reduced. For example, we received formal notification in February 2004 that Tupperware would proceed on a course to develop a proprietary in-house web site solution, and this resulted in loss of income from Tupperware in October 2004. If we are unable to replace these accounts with new clients, our business and ability to operate could be materially impacted.

      We may experience software defects that may damage customer relations.

Despite rigorous testing, our software may nevertheless contain undetected bugs or errors, or experience failures when introduced or when the volume of services provided increases. Any material errors could damage the reputation of our service or software, as well as damage our customer relations. We have detected errors, defects, and bugs in the past and have corrected them as quickly as possible. Correcting any defects or bugs we may discover in the future may require us to make significant expenditures of capital and other resources. We believe that we follow industry-standard practices relating to the identification and resolution of errors, defects, or bugs encountered in the development of new software and in the enhancement of existing features in our products. As of this date, we have not experienced any material adverse effect by reason of an error, defect, or bug. Nevertheless, there can be no guarantee that our products will operate without defects or bugs or that we will be able to correct them.

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

In addition, if employees or collaborators develop products independently that may be applicable to our products under development, then disputes may arise about ownership of proprietary rights to those products or services. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. There can be no guarantee that any such litigation would be successful.

      We may experience breakdowns in our hosting services, infrastructure, or payment processing systems, which may expose us to liabilities and cause customers to abandon our products and services.

If our system infrastructures break down or are otherwise interrupted due to events we cannot control, we would be unable to deliver our payment processing services or hosting services. Events that could cause system interruptions include:

      -    fire,
      -    earthquake,
      -    power loss,
      -    terrorist attacks,
      -    telecommunications failure,
      -    unauthorized entry or ther events,
      -    computer viruses,
      -    hackers or rogue employees, and
      -    theft.

Although we regularly back up data from operations, and take other measures to protect against loss of information, there remains some risk of these losses. Any system interruptions or other problem of this nature could result in significant liability to customers or financial institutions and also could deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance coverage and other security measures. However, there can be no assurance that these contractual limitations on liability would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we might sustain.

Also, breaches of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems and could result in lower demand for our services or possible litigation.

      The marketing approach of Chief Financial and IDI Small Business, two of our subsidiaries, is impacted by recent federal regulations which could require these subsidiaries to locate new sources of sales leads.

The Federal Trade Commission and Federal Communications Commission establish direct marketing regulations which govern how direct marketing companies perform their marketing activities. Promotion and advertising groups which supply customer information to our subsidiaries, Chief Financial and IDI Small Business, are required to comply with SPAM legislation. Chief Financial and IDI Small Business rely, in part, on companies that provide and generate qualified sales leads, and many of these companies are subject to SPAM legislation. In the event that a company that provides sales leads to our subsidiaries violates the SPAM legislation, our subsidiaries likely would have to find another source of leads to replace those lost.

In addition, Cardholder Information Security Policy requirements, which will take effect March 1, 2005, add complexity and cost to the merchant account process. These requirements are measures designed to provide greater security to credit card holders. Major credit card companies and regulatory and legislative bodies imposed these measures to protect and safeguard confidential cardholder information contained in databases such as those maintained by our subsidiaries, Chief Financial and IDI Small Business. Further regulation in this area could cause processing delays or disruptions that could be damaging to our business. Alternatively, additional regulations could further restrict our operations, effectively curtailing or eliminating the marketing approach of these subsidiaries.

      The loss of any one contract for Sports Media could adversely affect revenues because sales cycles are long and each contract is significant.

Each Sports Media contract represents a significant portion of Sports Media's revenue and earnings, but the number of contracts serviced each year is small. Once an agreement is finalized, there are minimal risks of the agreements being rescinded. However, the sales cycle is long and replacement of revenue from a failed agreement requires a significant amount of time. The loss of any Sports Medic contract could have a material adverse impact on our business.

      Attrition within our contact center may reduce our productivity and profitability.

Attrition of key sales floor managers and leaders can quickly reduce the productivity of a contact center. Significant time would be needed to reorganize the sales floor for new leadership and expectations. While we did not experience unusually high levels of attrition in 2004, attrition at high levels in the future is a serious threat to long- term stability of our operations. In addition to attrition, we also face potential litigation from other call center floors, as marketers often sign non-compete agreements, and fail to disclose this information at time of hire. The existence of such non-compete agreements, if enforceable, could result in the loss of employees of these centers.

      We depend on key employees who may leave at any time.

Our business, and specifically that of Sports Media, is dependent upon relationships that our key employees have formed. We have not entered into any contracts with these employees and they may leave us at anytime. Also, if the key employee's important relationships with production firms and advertisers does degrade or changes occur in associations, then our revenues will be adversely affected.

      Economic downturns may lead to a reduction in the marketing activities of our clients, which could result in decreased revenues.

As economic downturns begin, marketing dollars are often the first budgets to be cut. Despite informal agreements and strong relationship-based opportunities, when marketing dollars are reduced, then marketing budgets are curtailed. Because such a large part of our business is based on marketing, any reduction in the marketing budgets of our customers or clients could have a material adverse impact on our business.

RISKS RELATED TO OUR INDUSTRY

      Our industry is characterized by technological change, and for us to remain competitive, we must rely on research and development projects which could increase costs and which could be unsuccessful.

The e-commerce, web hosting, and merchant processing markets in which we compete are characterized by technological change, new product introductions, evolving industry standards, and changing customer needs. To remain competitive, we may be required to engage in a number of research and development projects, which carry the risks associated with any research and development effort, including cost overruns, delays in delivery, and performance problems. In our core Internet-based services, these risks are even more acute. These projects could result in increased research and development costs in excess of historical levels and the loss of revenues, or we could lose customers if our new products and services do not perform as intended or are not acceptable in the marketplace.

Any delay in the delivery of new products or services could render our products and services less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the small business market are designed to process critical transactions, including key reports and other information associated with those transactions, all at very high volumes and processing speeds. Any performance problems that arise with a new product or service could result in significant processing or reporting errors and the loss of customers.

      If competitive practices prevent our passing along increased fees to our merchant customers in the future, we would have to absorb a portion of these increases which would increase our operating costs and reduce our profit margin.


From time to time, VISA and MasterCard increase the fees that they charge processors. If this occurs, we may attempt to pass these fee increases along to our merchant customers, but doing so could result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependent upon our continued merchant relationships, which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern over whether we have held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers most likely would result in the loss of new customers and lead to a reduction in our revenues.

      There may be additional unknown risks which could have a negative effect on us and our business.

The risks and uncertainties described in this section are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the foregoing risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

ITEM 2.    DESCRIPTION OF PROPERTY

Our operations are headquartered in a new 12,685 square foot facility located in the Stratford Park business complex in Orem, Utah. Internet Development entered into a lease agreement with Stratford Park, LC on November 3,2000 . The lease provides for a five-year term, which commenced on December 1, 2000, and expires on November 31, 2005, and requires a monthly rent of approximately $14,635. The lease may be terminated by the landlord in the case of damage or destruction of the property by fire, subject to listed conditions in the lease, with written notice within 30 days of the casualty. The lease also may be terminated by the landlord if we fail to pay rent, make a material false statement in connection with the negotiation of the lease, abandon or vacate the property, fail to abide by the terms and covenants of the lease, or if we declare bankruptcy.

Our subsidiaries also lease office space in Ft. Worth, Texas, St. George, Utah and Salt Lake City, Utah.

ITEM 3.         LEGAL PROCEEDINGS

In March 2005, two former employees, Ryan Romero and Jeremy Hall, filed suit against IDI Global in the 4th Judicial District Court, Provo Department, State of Utah (Civil No. 050400572). The suit alleges that Romero and Hall are entitled to options that were allegedly promised to them in connection with the termination of their employment. Our answer is due on or before April 6, 2005. We deny these allegations, and intend to defend vigorously against this suit.

On June 24, 2004, Independent Marketing, Inc. filed a lawsuit in the Third District Court for Salt Lake County, State of Utah, against Internet Development, Inc. The allegations in the suit relate to the alleged hiring of three employees who were bound by a non-competition agreement with Independent Marketing, Inc. However, we believe the three employees were not hired by Internet Development, Inc., and intend to vigorously defend this suit.

On April 1, 2004 Ascendiant Capital Group, LLC, filed a complaint against IDI Global in the Superior Court of the State of California for the County of Orange
- Central Justice Center. The complaint alleges that IDI Global breached a consulting agreement with Ascendiant Capital Group, and that Ascendiant Capital Group is entitled to damages in excess of $25,000. We intend to defend against the claims, and on May 11, 2004, we filed a cross- complaint alleging breach of contract by Ascendiant Capital Group. This case has been stayed pending the outcome of the Mercator litigation discussed below.
On March 12, 2004 Mercator Momentum Fund, L.P. and Mercator Momemtum Fund III, both California limited partnerships, and Mercator Advisory Group, L.L.C., a California limited liability company, filed a complaint against IDI Global, Inc. in the Superior Court of the State of California for the County of Los Angeles. The complaint alleges that IDI Global breached a Securities Purchase Agreement by refusing to accept $3,500,000 in consideration for promissory notes in the amount $3,500,000 with 3.5% interest, warrants to purchase 1,312,500 shares of IDI Global common stock at an exercise price of $1.20, a $175,000 due diligence fee, and failure to register the shares of common stock. We intend to defend against the claims, but due to the fact that we were recently served with the complaint, we have not identified all defenses we may have to these claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.

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

                Year       Quarter Ended          High Bid        Low Bid

                2003      March 31                  $0.45           $0.20
                          June 30                   $1.47           $0.17
                          September 30              $2.09           $1.15
                          December 31               $1.91           $1.35

                2004      March 31                  $2.25           $1.26
                          June 30                   $2.19           $1.30
                          September 30              $1.57           $0.60
                          December 31               $0.90           $0.44

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is:

          - registered and traded on a national securities exchange meeting specified criteria set by the SEC;

          -    authorized for quotation from the NASDAQ stock market;

          -    issued by a registered investment company; or

          - excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets.

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

Holders

As of March 30, 2005, we had approximately 106 stockholders of record.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold by us during the past two fiscal years without registration.

On January 14, 2005, IDI Global and IDI Small Business entered into an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation. Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing. IDI Small Business granted warrants to purchase up to 2,500,000 shares of IDI Global common stock and agreed to issue and place 4,356,436 shares of IDI Global common stock into an escrow. The warrants become exercisable between 2008 and 2012 at exercise prices that escalate annually from $0.80 to $1.80. The 4,356,436 shares of IDI Global common stock held in escrow will be released to Mentoring of America based upon performance of the sales and marketing operation over the first two years of operations. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On January 14, 2005, we granted a warrant to purchase 250,000 shares to SBI USA LLC (ASBI USA@) in consideration for SBI Advisors and SBI Brightline not exercising their legal right to re-price the Term Credit Agreement and Securities Purchase Agreement when we agreed to sell additional shares and warrants under an Asset

Purchase Agreement, dated January 14, 2005, between IDI Global and IDI Small Business, on the one hand, and Mentoring of America, LLC and HG Marketing, Inc., on the other hand. This warrant is exerciseable at $0.70 per share for a period of four years commencing on January 14, 2007. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.


On December 24, 2004, pursuant to the Securities Purchase Agreement we have agreed to issue up to 3,428,570 shares of IDI Global common stock at $0.70 per share to SBI Brightline X LLC, granted a warrant to purchase an aggregate of 571,429 shares of common stock at $0.70 per share, and agreed to grant an additional warrant to purchase 571,429 shares of common stock at $0.70 per share. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On December 24, 2004, pursuant to the Term Credit Agreement we granted a warrant to SBI Advisors LLC to purchase 525,000 shares of common stock at $0.70 per share. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On December 21, 2004, we converted loans and interest totaling $1,295,182 at $0.50 a share to 2,588,364 shares of common stock. We issued 800,000 shares each to Compass Equity Partners, Empire Fund Managers and Liberty Partners, and issued 188,364 shares to First Equity Holdings. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On September 28, 2004, we issued 150,000 shares as part of the settlement of a law suit brought by Gary Winterton. We relied on an exemption from the registration requirements provided by Section 3(10) of the Securities Act.

On January 16, 2004, our board of directors authorized the issuance of an aggregate of 1,000,000 common shares to acquire Chief Financial, Inc. and its subsidiary, Professional Consulting Services. Our board of directors authorized the issuance of 250,000 shares each to Randy J. Lang and Christopher C. Matthews in exchange for 100% of the outstanding shares of Professional Consulting Services. Our board of directors authorized the issuance of 500,000 shares to an escrow account for the benefit of Chris Flores, the President of Chief Financial, Inc. to be issued at a later date. We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

On March 3, 2003, our board of directors authorized the sale of 125,000 common shares to Parker Holdings, L.L.C. for $75,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

In connection with this issuance of our securities, we believe that each purchaser:

          - was aware that the securities had not been registered under federal securities laws;

          - acquired the securities for his/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws;

          - understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and

          - was aware that the certificate representing the securities would bear a legend restricting their transfer.


Issuer Purchase of Securities

None.



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

IDI Global,  Inc.,  is a holding  company with four wholly  owned  subsidiaries:
Internet Development, Inc. (Internet Development), Chief Financial, Inc. (Chief Financial), IDI Small Business, Inc. (IDI Small Business), and Sports Media International, Inc.(Sports Media).

Internet Development is an Internet application service provider offering both dial-up and broadband services in the United States. Internet Development designs, develops, and markets software applications for large organizations and small businesses to exploit the full capabilities of the Internet, including communications, marketing, information management, and e-commerce. Its principal products include ARRAY and Quicksite Builder. ARRAY enables large organizations to deploy, integrate, and interact with a network of e-commerce- enabled affiliate web sites, while maintaining a consistent, unified brand image for the organization as a whole. Quicksite Builder allows a user to quickly, and without programming knowledge, build a functional, e-commerce enabled website.

Chief Financial is a marketing firm which markets goods and services to the small office and home office market. Chief Financial offers education, training, and Internet Development's software to customers setting up their businesses online. Chief Financial provides these products and services through its wholly owned subsidiary, Professional Consulting Services (Professional Consulting). Since our acquisition of Chief Financial and Professional Consulting in January 2004, we have experienced increases in our consolidated revenues from these subsidiaries' direct sales and marketing operations. However, direct sales operations are highly regulated and increase the potential risk of regulatory actions against these subsidiaries.

IDI Small Business was incorporated in January 2005 as IDI Global's wholly owned subsidiary. It was established to house and manage specific divisions of our direct marketing operations located in St. George, Utah. It currently has one wholly owned subsidiary, HG Marketing, but we intend to combine HG Marketing's operations with those of Professional Consulting. By separating our direct marketing divisions into IDI Small Business, we will be better able to manage, control, account and report on our direct marketing efforts.

Sports Media operates as a sports advertising and marketing company. It is primarily engaged in the business of selling advertising and marketing programs for media companies, and has signed a preferred partnership agreement with ESPN Radio Sports Marketing and ABC Radio Sales. The purpose of the preferred partnership agreement is to combine the efforts of these three companies in order to leverage sports marketing brands, media and promotional value for client campaigns. In October 2004, Sports Media extended its product mix into the NASCAR market when it signed a sports marketing and representation agreement with Todd Szegedy, a NASCAR driver.

During 2003 and 2004, we have expanded our business through strategic partnerships and acquisitions. Internet Development also implemented a new business model, the ARRAY Express program. This program allows new clients to incorporate the ARRAY technology into its monthly auto-ship package or other similar program, at a reduced initial development cost to corporate, as well as a reduced cost to the end user, and encourages the client to market the product aggressively to its organization and user base. Management anticipates that this model will alleviate the cost barriers and marketing challenges that potential new clients face in making a decision to use the ARRAY system. Through March 2005, more than a half dozen clients had signed agreements to use the Array technology since the Array Express model was introduced.

Additionally, in October 2003, we diversified our revenue sources with the acquisition of Integrated Communication Systems, which became Sports Media.

In early 2004, we acquired a marketing and sales force that expanded the distribution of Internet Development's products when we acquired Chief Financial. We continued to increase our client base with direct sales corporations. We reinvested our positive cash flow in the first half of 2004, in a new center in Salt Lake City, Utah, that expanded our sales and marketing. At the end of 2004 we converted $1.3 million in debt into shares of our common stock. The conversion provided us with a twelve-month option to repurchase the shares at the conversion price at our discretion. In early 2005 we obtained additional financing to fund the acquisition of HG Marketing, which will expand our call center operations in St. George, Utah.

For the year ended December 31, 2004, we recorded total revenues on a consolidated basis of $27,718,252, compared to total revenues of $13,328,949 for the year ended December 31, 2003. We recorded net income (loss) of $(775,705) for 2004 compared to net income of $301,083 for 2003. The increased revenues for 2004 were primarily the result of investments in Internet Development's Salt Lake City, Utah, operations during the second quarter of 2004. We added hardware and software tools and equipment to help these operations grow and run more efficiently. As a result, we realized increased consolidated revenues primarily from the small business/home office market.

During 2004, Internet Development also introduced innovative programs that provided multiple revenue streams from our marketing efforts in these centers. Introduction of a new business partner, NeWave, Inc and its cooperation in developing a program where initial sales revenue is augmented by recurring monthly re-bill revenues have created a growing base of revenue. These innovations and partnerships have allowed the Salt Lake City and Orem, Utah facilities to grow rapidly and become self-sustaining and profitable. In November 2004, we made investments in Chief Financial and Professional Consulting to streamline their operations to increase profitability.

During 2003, the general economy was sluggish, with unemployment relatively high. This economic situation has helped our business because generally when the economy suffers and unemployment is relatively high, individuals turn to small office and home office opportunities to replace or augment income. However, the sluggish economy reduced available marketing dollars and adversely affected Sports Media in 2003.

Our challenges include increased competition within the direct sales industry, both from vendors like ourselves, as well as from companies determining to fulfill their web site needs internally and not use outside providers. These two trends combine to produce an increasingly competitive and challenging environment for our ARRAY product within the direct sales arena. The demands on our resources to continue to fulfill orders and service current and new clients may be significant as sales increase.

Management may investigate additional acquisitions in order to acquire new technology. We cannot predict the manner in which we may complete future acquisitions, and management will determine the method used based upon our review of the situation and our relative negotiating strength. Possible methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may also choose to acquire a business opportunity through the issuance of common stock or other securities, if possible.

LIQUIDITY AND CAPITAL RESOURCES

We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are unable to satisfy our total current liabilities with cash on hand. Also, we are dependent on the efforts of our subsidiaries and other third parties to increase sales and, thus, increase our cash balances.

Our revenues are primarily from product sales, Internet applications, and web-site hosting and training services. Our monthly cash outflow is primarily related to cost of sales and general and administrative expenses. Net cash provided by operations for the 2004 twelve-month period was $(121, 621), compared to net cash used by operating activities of $615,245 for the 2003 twelve-month period. Net cashed provided by operations for the 2003 year was $615,245 compared to $270,132 for the 2002 year.


During 2003, we took steps to reduce our monthly burn rate and to become cash flow positive, but we believe we may need an additional $1 million in the next twelve months to continue to keep up with technological improvements and further our business development strategies. We operate in a competitive industry in which large amounts of capital are required in order to continually develop and promote products. We believe we will need to continue to raise additional capital, both internally and externally, in order to successfully compete in the long term.

Net cash used by investing activities was $(1,171,270) for year ended December 31, 2003, compared to $(541,413) for the year ended December 31, 2004. Our investing activities in 2004 included payments of notes receivable, payment for the acquisition of Chief Financial, advances to New Connexions, a related party, and the purchase of software and equipment.

In January 2003, we sold the marketing rights for a business marketing model valued at $151,200 to New Connexions, Inc. for a 10% ownership interest in that company. During 2003, we agreed to fund the development of New Connexions' business and we initially advanced funds of $953,038 to New Connexions for this development. The advance was non-interest bearing and is expected to be recouped over the next four to five years. We received revenues from sources developed by New Connexions, but have not received any payments on the advance. We also have an option to purchase the remaining 90% interest in New Connexions.

For 2003, net cash used by investing activities was $1,171,270 compared to $41,800 for 2002. Investing activities in 2003 were primarily advances to New Connexions and the 2002 investments were primarily related to the purchase of software and equipment.

Financing

For the year ended December 31, 2004, net cash provided by financing activities was $1,800,272 compared to net cash provided by financing activities of $1,184,267 for the year ended December 31, 2003. Proceeds from notes payable and stock issuances were the sources of the financing activities for 2004 and 2003. We used the proceeds from our financing activities to fund our operations.

For 2003, net cash provided by financing activities was $1,184,267 compared to net cash provided by financing activities of $286,607 for 2002. Proceeds from stock issuances were 82.5% of the financing activities for 2003, and 2002 financing was primarily proceeds from notes payable.

On December 24, 2004, we entered into a Term Credit Agreement (the Credit Agreement) with Hong Kong League Central Credit Union and SBI Advisors, LLC (SBI Advisors). Under this Credit Agreement, we received a loan in the principal amount of $1,750,000 and will pay interest of 2.0% per month. The loan is payable in full by May 24, 2005, or if we elect to extend the term of repayment, by November 23, 2005. The Credit Agreement is described in more detail under Recent Developments below.

In connection with the Credit Agreement, we entered into a Securities Purchase Agreement (the Purchase Agreement) with SBI Brightline X LLC (SBI Brightline). Under the Purchase Agreement, we may sell up to 3,428,570 shares of IDI Global common stock at $0.70 per share to SBI Brightline. We may put eighteen separate 200,000-share tranches to SBI Brightline, which it must purchase at $140,000 each. The potential proceeds to us from this Purchase Agreement could be as much as $2.4 million, less fees.

However, we agreed to use 100% of the proceeds from the first and second tranche to repay the Credit Agreement. After the second tranche we agreed to use one-half of the proceeds of each tranche to repay the outstanding balance under the Credit Agreement. The Purchase Agreement is described in more detail under Recent Development below.

As part of these transactions, we granted SBI Advisors, the agent for Hong Kong League Central Credit Union, a warrant to purchase 525,000 shares of common stock at an exercise price of $0.70 per share with a term that expires four years from the initial effective date of the applicable registration statement. We also granted a warrant at the time of signing the Purchase Agreement to SBI Brightline to purchase an aggregate of 571,429 shares of common stock at an exercise price of $0.70 per share with a term that expires four years from the initial effective date of the registration statement. We granted a second warrant to SBI Brightline which is exerciseable after the delivery of the ninth tranche of funding (the Additional Warrant) to purchase 571,429 shares of common stock. This Additional Warrant will have a four-year term and exercise price of $0.70 per share. The potential proceeds from the exercise of the warrants are approximately $1,167,500; however, the Selling Stockholders have discretion when or whether to exercise the warrants. We also agreed to use one-half of the proceeds from the exercise of warrants granted under the agreement to repay the Credit Agreement.
We used the proceeds from this Credit Agreement to acquire the call center assets of Mentoring of America, LLC. On January 14, 2005, IDI Global and IDI Small Business entered into an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation. Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing. IDI Small Business assumed certain liabilities of the sales and marketing operation, paid $1,800,000 cash, granted warrants to purchase up to 2,500,000 shares of IDI Global common stock and agreed to issue and place 4,356,436 shares of IDI Global common stock into an escrow. The warrants become exercisable between 2008 and 2012 at exercise prices that escalate annually from $0.80 to $1.80. The 4,356,436 shares of IDI Global common stock held in escrow will be released to Mentoring of America based upon performance of the sales and marketing operation over the first two years of operations. HG Marketing must generate $150,000 operating profit per month for the first two years.


COMMITMENTS AND CONTINGENT LIABILITIES

Our principle commitments consist of operating leases for office space in Orem and Salt Lake City, Utah, and repayment of the Credit Agreement and our total current liabilities. The total monthly lease payments for the two offices are approximately $23,788..

As of March 30, 2005, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement.

At December 3, 2004, we had total current liabilities of $3,252,592, and had notes payable totaling $2,070,978, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $320,978 in notes payable to Kevin R. Griffith, our CEO. However, in December 2004 we converted approximately $1.3 million of notes payable to

First Equity Holdings into 2,588,364 shares of common stock.

At December 31, 2004, our total current liabilities also included accrued expenses of $797,853, primarily related to deferred compensation, accrued interest, and payroll liabilities. Accounts payable of $126,194 and reserves for refunds and charge-backs of $234,388 added to our total current liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2003 and 2004

The following discussions are based on the audited consolidated financial statements of IDI Global, Internet Development, Sports Media, and Chief Financial. These charts and discussions summarize our financial statements for the years ended December 31, 2003 and 2004, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page 30.

Summary Comparison of years ended December 31, 2003 and 2004

                                    Twelve months    Twelve months
                                       ended            ended
                                    Dec. 31, 2003    Dec. 31, 2004


Total revenues                      $ 13,328,949     $ 27,718,252

Total cost of sales                    9,786,221       19,495,873

Gross profit                           3,542,728        8,222,379

Total operating expenses               3,078,705        9,072,834

Net operating income (loss)              464,023         (850,455)

Total other income (expense)             (78,465)          56,030

Total income tax expense                  84,475          (18,720)

Net income                               301,083         (775,705)

Net earnings (loss) per share       $       0.02     $      (0.05)



Primarily as a result of increased sales from our new subsidiaries, total revenues increased from approximately $13.3 million for the year ended December 31, 2003, to approximately $27.7 million for the year ended December 31, 2004.

Cost of sales increased along with total revenues for the year ended December 31, 2004. Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. For 2003, total cost of sales was 73.4% of total revenues, compared to 70.3% of total revenues for 2004.

As a result of increased revenues, our gross profit increased from approximately $3.5 million for 2003 to approximately $8.2 million for 2004.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses. These operating expenses more than doubled for 2004 compared to 2003 as a result of a more than 30% increase in sales and operating staffs in April and May 2004, additions of small office and home office personnel, the purchase of telecommunications hardware and software to assist in targeting qualified customers, and consolidation of our recently acquired subsidiaries' general and administrative expenses.

Total other income for 2003 was primarily related to sales of miscellaneous products and interest income from deposits held in bank sweep accounts. Total other expense for 2004 was primarily related to accrued interest for loans from shareholders As a result of the above, we recorded net income for the 2003 twelve month period. However, we recorded a net loss for the year ended December 31, 2004, primarily as a result of increases in general and administrative expenses. Net income per share for the was $0.02 for 2003 compared to $0.05 loss for 2004.

The following chart and discussions summarize our consolidated balance sheet for the years ended December 31, 2003 and 2004, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page 30.


                            Summary of Balance Sheet

                                December 31, 2003           December 31, 2004
                                ------------------       -----------------------

Cash                            $    797,176                $ 1,882,297

Total current assets               1,827,080                  3,245,700

Total assets                       5,077,525                  8,151,388

Total current liabilities          2,374,670                  3,252,592

Total liabilities                  2,394,990                  3,272,912

Retained earnings (deficit)       (1,284,868)                (2,060,573)

Total stockholders equity       $  2,682,535                $ 4,878,476

The increase of total current assets at December 31, 2004, compared to the year ended December 31, 2003, was primarily the result of increases in cash, accounts receivable, other receivables and notes receivable. In addition, our total assets increased at December 31, 2004, primarily due to an increase of goodwill and advances to New Connexions. Goodwill increased $1,340,684 as a result of our acquisition of Chief Financial and Professional Consulting in January 2004. Advances to New Connexions, a related party, increased at December 31, 2004, as a result of the collaterializing of a note for $1,084,816.

Total current liabilities and total liabilities increased at December 31, 2004 compared to the year ended December 31, 2003, primarily due to increases in accrued expenses. However, our retained deficit decreased significantly at December 31, 2004, compared to the year ended December 31, 2003.

Comparison of Years Ended December 31, 2003 and 2004

The following discussions are based on the audited consolidated financial statements of IDI Global, Internet

Development Inc., idiglobal.com, and Integrated Communication Systems for the year ended December 31, 2004. For the year ended December 31, 2003, the audited consolidated financial statements are based on the operations of IDI Global, Internet Development Inc., and idiglobal.com. These charts and discussions summarize our consolidated financial statements for the years ended December 31, 2003 and 2004 and should be read in conjunction with the financial statements and notes to the financial statements included in this report.

               Comparison of 2003 and 2004 Fiscal Year Operations

                                        2003                     2004
                                -------------------       -----------------

Total revenues                    $ 13,328,949            $   27,718,252

Total cost of sales                  9,786,221                19,495,873

Gross profit                         3,542,728                 8,222,379

Total operating expenses             3,078,705                 9,072,834

Net operating income (loss)            464,023                  (850,455)

Total other income (expense)           (78,465)                   56,030

Total income tax expense                84,475                   (18,720)

Net income                             301,083                  (775,705)

Net earnings (loss) per share     $    0.02              $         (0.05)



Net revenues increased by200.08% from 2003 to 2004, and cost of sales increased by 199.2% from 2003 to 2004. Cost of sales were 70.3% of total revenues for 2004 to 73.4% of total revenues for 2003. As a result, our gross profit increased by 3.1% for 2004 compared to 2003.

Total operating expenses increased 294.7% from 2002 compared to 2004 as a result of the purchase of Chief Financial and Professional Consulting in January 2004. Accordingly, we recorded net operating loss for 2004 compared to a net operating income for 2003.

Total other income of $56,030 for the 2004 year resulted primarily from the purchase of Professional Consulting. We recorded $78,465 for the 2003 year resulted primarily from accrued interest for loans from shareholders.

Primarily as a result of increases in general and administrative expenses we recorded a net loss for 2004 compared to a net income for 2003.

ITEM 7.    FINANCIAL STATEMENTS

                        IDI GLOBAL, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2004 and 2003

                                 C O N T E N T S


Auditor's Report                                                  F-3

Consolidated Balance Sheets                                       F-4

Consolidated Statements of Operations                             F-6

Consolidated Statements of Stockholders' Equity                   F-7

Consolidated Statements of Cash Flows                             F-8

Notes to the Consolidated Financial Statements                   F-10

                          INDEPENDENT AUDITOR'S REPORT


 To the Board of Directors and Stockholders of IDI Global, Inc. and Subsidiaries

 We have audited the accompanying consolidated balance sheet of IDI Global, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with standards of the Public Accounting Oversight
 Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.
 We believe that our audits provide a reasonable basis for our opinion

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDI Global, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with U.S.
 generally accepted accounting standards.





 Chisholm, Bierwolf & Nilson, LLC
 Bountiful, Utah 84010
 January 15, 2005

                        IDIGlobal, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                     ASSETS
                                                           December 31,
                                                     2004                2003
                                               ----------------    ----------------

Current Assets
  Cash                                         $     1,882,297     $       797,176
  Restricted Cash                                      904,128             852,011
  Accounts Receivable, net                             133,236              95,355
  Other Receivables, net                                26,597                   -
  Advances to Related Party                             23,785                   -
  Note Receivable - Related Party                       50,236                   -
  Inventory                                              6,300               6,300
  Prepaid expenses                                     219,121              76,238
                                               ----------------    ----------------

    Total Current Assets                             3,245,700           1,827,080
                                               ----------------    ----------------

Software Development and Equipment, Net                336,114             278,541
                                               ----------------    ----------------

Other Assets
Deferred Income Taxes                                  154,565             135,845
   Deferred financing costs                            153,600                   -
Deposits                                               241,721             231,821
Investments                                            151,200             151,200
Note Receivable - Related Party                      1,027,804                   -
Advances to Related Party                                    -             953,038
Goodwill                                             2,840,684           1,500,000
                                               ----------------    ----------------

    Total Other Assets                               4,569,574           2,971,904
                                               ----------------    ----------------

    Total Assets                               $     8,151,388     $     5,077,525
                                               ================    ================




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        IDIGlobal, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                December 31,
                                                                          2004                2003
                                                                     ----------------    ----------------
Current Liabilities
  Accounts Payable                                                   $       126,194     $       118,853
  Accrued Expenses                                                           797,853             848,776
  Income Taxes Payable                                                           100                 100
  Reserve for Refunds and Chargebacks                                        234,388             103,000
  Line of credit                                                              23,079                   -
  Notes Payable                                                            2,070,978           1,303,941
                                                                     ----------------    ----------------

    Total Current Liabilities                                              3,252,592           2,374,670

Deferred Income Tax Liability                                                 20,320              20,320
                                                                     ----------------    ----------------

    Total Liabilities                                                      3,272,912           2,394,990
                                                                     ----------------    ----------------

Stockholders' Equity
  Common Stock, Authorized 50,000,000 Shares, $.001 Par Value,
    Issued and Outstanding 18,960,174 and 14,975,433, Respectively            18,960              14,976
  Additional Paid in Capital                                               6,920,089           3,970,902
  Retained Earnings (Deficit)                                             (2,060,573)         (1,284,868)
  Subsription Receivable                                                           -             (18,475)
                                                                     ----------------    ----------------

Total Stockholders' Equity                                                 4,878,476           2,682,535
                                                                     ----------------    ----------------

    Total Liabilities and Stockholders' Equity                       $     8,151,388     $     5,077,525
                                                                     ================    ================







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IDIGlobal, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                       For the Year Ended
                                                          December 31,
                                            ------------------------------------------
                                                   2004                  2003
                                            -------------------   --------------------

Revenues, Net
  Product Sales                             $       24,419,780    $        12,175,962
  Training Revenues                                  3,298,472              1,152,987
                                            -------------------   --------------------

    Total Revenues                                  27,718,252             13,328,949
                                            -------------------   --------------------

Cost of Sales
  Product Costs                                     18,030,686              9,115,126
  Training Costs                                     1,465,187                671,095
                                            -------------------   --------------------
    Total cost of sales                             19,495,873              9,786,221
                                            -------------------   --------------------

Gross Profit (Loss)                                  8,222,379              3,542,728
                                            -------------------   --------------------

Operating Expenses
  General & Administrative                           9,072,834              3,078,705
                                            -------------------   --------------------

    Total Operating Expenses                         9,072,834              3,078,705
                                            -------------------   --------------------

Net Operating Income (Loss)                           (850,455)               464,023
                                            -------------------   --------------------

Other Income(Expense)
  Interest Income                                        3,688                  4,155
  Interest Expense                                    (197,051)              (191,485)
  Other Income (Expense)                               249,393                108,865
                                            -------------------   --------------------

    Total Other Income(Expense)                         56,030                (78,465)
                                            -------------------   --------------------

Income (Loss) Before Income Taxes                     (794,425)               385,558

Income Tax Expense
  Income Tax Expense                                       100                    100
  Deferred Income Tax (Benefit) Expense                (18,820)                84,375
                                            -------------------   --------------------

    Total Income Tax Expense                           (18,720)                84,475
                                            -------------------   --------------------

Net Income (Loss)                           $         (775,705)   $           301,083
                                            ===================   ====================

Net Income (Loss) Per Share                 $            (0.05)   $              0.02
                                            ===================   ====================

Weighted Average Shares Outstanding                 16,010,727             12,915,689
                                            ===================   ====================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IDIGlobal, Inc. and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                      Additional      Retained
                                                           Common Stock                 Paid-in       Earnings       Subscription
                                                      ----------------------------
                                                        Shares          Amount          Capital      (Deficit)       Receivable
                                                      ------------  --------------  --------------- --------------- --------------
Balance, December 31, 2002                             11,750,000   $      11,750   $    1,168,848  $   (1,585,951) $           -

April 2003 - shares issued for cash and
    services                                              125,000             125          111,125               -              -

July 2003 - stock issued for
  conversion of debt at $0.20 per share                 1,365,000           1,365          271,589               -              -

September 2003 - stock issued from
  exercise of options                                     197,500             198           45,878               -        (18,475)

September 2003 - Stock issued for cash
  at $1.50 per share                                      583,333             583          874,417               -              -

October 2003 - Shares issued for acquisition
  of Integrated Communications Systems                    954,600             955        1,499,045               -              -

Net income for the year ended
  December 31, 2003                                             -               -                -         301,083              -

                                                      ------------  --------------  --------------- --------------- --------------

Balance, December 31, 2003                             14,975,433          14,976        3,970,902      (1,284,868)       (18,475)

January 2004 - Shares issued for acquisition of
  Chief Financial, Inc                                    700,000             700        1,049,300               -              -

January 2004 - Cash received from subscription
  receivable                                                    -               -                -               -         13,725

March 2004 - Cash received from subscription
  receivable                                                    -               -                -               -          4,750

May 2004 - Shares issued for settlement of
  lawsuit at $0.05 per share                              197,377             197            9,672               -              -

October 2004 - Shares issued for legal fees
  at $0.88 per share                                      499,000             499          438,621               -              -

December 2004 - Shares issued for conversion
  of notes payable at $0.50 per share                   2,588,364           2,588        1,291,594               -              -

December 2004 - Warrants issued in connection
  with note payable                                             -               -          160,000               -              -

Net income for the year ended
  December 31, 2004                                             -               -                -        (775,705)             -

                                                      ------------  --------------  --------------- --------------- --------------
Balance, December 31, 2004                             18,960,174   $      18,960   $    6,920,089  $   (2,060,573) $           -
                                                      ============  ==============  =============== =============== ==============



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        IDIGlobal, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                       For the Year Ended
                                                                                        December 31,
                                                                            --------------------------------------
                                                                                  2004                  2003
                                                                            -----------------      ---------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                         $       (775,705)      $      301,083
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                     163,868               88,663
     Bad Debts                                                                       184,105                    -
     Deferred Income Taxes                                                           (18,720)              84,475
     Stock Issued for Services & Accrued Expenses                                    488,049              109,205
     Finance Charge Included in Principal of Notes Payable                            24,602                    -
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                                             (58,330)              (9,233)
     Other Receivables                                                               (14,597)                   -
     Inventories                                                                           -                 (935)
     Prepaid expenses                                                                 76,238              (76,237)
     Employee Advances                                                                 4,940
     Other Assets                                                                     (9,900)             (66,711)
     Increase (Decrease) in:
     Accounts Payable                                                                (53,553)             (38,670)
     Accrued Expenses                                                                (97,900)             215,605
     Reserved for Refunds and Chargebacks                                            (34,718)               8,000
                                                                            -----------------      ---------------

  Net Cash Provided(Used) by Operating Activities                                   (121,621)             615,245

Cash Flows from Investing Activities:
  Payments for Notes Receivable                                                     (168,000)                   -
  Proceeds from Notes Receivable                                                       5,000                    -
  Purchase of Software and Equipment                                                (181,542)            (218,232)
  Advances to related party                                                         (148,787)            (953,038)
  Cash Paid for Acquisition of Subsidiary                                            (50,000)                   -
  Cash Acquired from Acquisition of Subsidiary                                         1,916                    -
                                                                            -----------------      ---------------

  Net Cash Provided (Used) by Investing Activities                                  (541,413)          (1,171,270)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Notes Payable                                          1,950,000              290,000
  Proceeds from Stock Issuance                                                        18,475              977,600
  Proceeds from Line of Credit                                                         9,861                    -
  Principal Payments on Line of Credit                                                (4,522)                   -
  Principal Payments on Notes Payable                                               (173,542)             (83,333)
                                                                            -----------------      ---------------

  Net Cash Provided (Used) by Financing Activities                                 1,800,272            1,184,267
                                                                            -----------------      ---------------

Increase (Decrease) in Cash                                                        1,137,238              628,242

Cash and Cash Equivalents at Beginning of Period                                   1,649,187            1,020,945
                                                                            -----------------      ---------------

Cash and Cash Equivalents at End of Period                                  $      2,786,425       $    1,649,187
                                                                            =================      ===============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        IDIGlobal, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)

                                                                                                  For the Year Ended
                                                                                                   December 31,
                                                                                     -----------------------------------------
                                                                                           2004                   2003
                                                                                     -----------------      ------------------

Cash Paid For:
  Interest                                                                           $          2,229       $         150,994
                                                                                     =================      ==================
  Income Taxes                                                                       $            100       $             100
                                                                                     =================      ==================

Non-Cash Investing and Financing Activities:
Stock Issued for Services & Accrued Interest                                         $        488,049       $         109,205
                                                                                     =================      ==================
Stock Issued for Note Payable                                                        $      1,036,002       $         206,000
                                                                                     =================      ==================
Stock Issued for Acquisition of Subsidiary                                           $      1,050,000       $       1,500,000
                                                                                     =================      ==================


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

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

         In January 2004, the Company acquired 100% ownership in Chief Financial and their wholly owned subsidiary Professional Consulting Services. Prior to the acquisition, the Company outsourced a share of its small office home office (SOHO) sales and marketing operations to Chief Financial. Chief Financial is located in Ft. Worth Texas, and PCS is located in St. George, Utah.

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

         c.  Principles of Consolidation

          For the year ended December 31, 2004, the consolidated financial statements include the books and records of IDI Global, Inc., Internet Development, Inc., idiglobal.com, Integrated Communication Systems Chief Financial, Inc., Professional Consulting Services and Sports Media International, Inc. All inter-company transactions and accounts have been eliminated in the consolidation. For the year ended December 31, 2003, the consolidated financial statements include the books and records of IDIGlobal, Inc., Internet Development, Inc., idiglobal.com and Integrated Communication Systems.

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

         e.  Restricted Cash

         Restricted cash consists of monies required by the merchant account provider to be set aside for refunds and chargebacks.

         f.  Receivables

         Accounts Receivable primarily consists of monies due the Company for credit card sales transacted near the end of the year, but had not yet posted to the Company's cash accounts. An allowance for doubtful accounts in the amount of $21,104 has been established as of December 31, 2004.

         Other receivables are non-trade receivables made to various individuals or companies. Management deems the collectibility to be in question, therefore an allowance of $72,000 has been established as of December 31, 2004 and 2003.

         g.  Inventory

         Inventory consists of computer equipment which is held for resale. The equipment is stated at the lower of cost or market determined using the first-in, first-out method (FIFO).

         h.  Deposits

         Deposits consists of following at December 31, 2004 and 2003:

                                                              2004                      2003

          Funds held by merchant account provider    $        210,188           $       210,188
          Lease deposits                                       31,533                    21,633
                                                     $        241,721           $       231,821

         During 2001, the Company paid $50,000 to a merchant account provider as a deposit for possible refunds and charge backs. In addition to the $50,000 deposit, the merchant account provider withholds 5% of each transaction processed. During 2004 and 2003, the merchant account provider withheld an additional $0 and $63,176, respectively. The balance of the deposits at December 31, 2004 and 2003 is $210,188 and $210,188, respectively.

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i.  Property and Equipment

         Software and equipment as of December 31, 2004 and 2003 consists of the following and are recorded at cost:

                                                                       2004                      2003

                           Computer equipment                 $        279,480          $        257,466
                           Software and loan costs                     290,176                   257,487
                           Office equipment                            147,284                    91,674
                           Furniture and fixtures                      161,241                    56,502
                           Leasehold improvements                        3,562                     2,500
                           Total fixed assets                          881,743                   665,629
                           Accumulated depreciation                   (545,629)                 (387,088)
                           Net software and equipment         $        336,114          $        278,541

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

Depreciation and amortization charged to operations was $184,105 and $88,663 for the years ended December 31, 2004 and 2003, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At December 31, 2004 and 2003, no impairments were recognized.

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         j.  Marketing Rights

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

         k.  Earnings (Loss) Per Share of Common Stock

         The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding warrants and employee stock options have been considered in the fully diluted earnings per share calculation in 2003, however the effects of these stock equivalents are anti-dilutive in the 2004 period.

                                                                       For the Years Ended
                                                                                December 31,
                           Basic Earnings per share:                   2004                      2003
                                                                       ----                      ----
                            Income (Loss)(numerator)          $        (775,705)        $        301,083
                            Shares (denominator)                     16,010,727               12,915,689
                            Per Share Amount                  $           (0.05)        $           0.02
                           Fully diluted Earnings per share:
                            Income (Loss)(numerator)          $        (775,705)        $        301,083
                            Shares (denominator)                     16,010,727               20,071,294
                            Per Share Amount                  $           (0.05)        $           0.01

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

         m.  Software Development Costs

         In accordance with SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Total capitalized software development costs at December 31, 2004 were $202,329. Amortization expense for the years ended December 31, 2004 and 2003 was $67,443, $33,721 respectively. Research and development costs are expensed as incurred. During 2004 and 2003, there were no research and development expenses.

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

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

         o.  Commissions

         During 2004 and 2003, the company contracted with other entities to sell its products. The Company can pay a large sales commission for outsourced sales, depending on the contract arrangements with each particular entity.

         p.  Advertising and Promotion

         Advertising and promotion costs are expensed as incurred and totaled $27,472 and $78,572 for the years ended December 31, 2004 and 2003, respectively.

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

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 1 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         s. Recently Enacted Accounting Standards

          Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 have no current applicability to the Company or their effect on the financial statements would not have been significant. SFAS No. 123 (revised 2004) has been discussed in note q under the caption "Stock Options and Warrants" and has been disclosed under Note 8 under the caption "Stock Options."

         t. Fair Value of Financial Instruments

         The fair value of the Company's cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

NOTE 2 - INCOME TAXES

         The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include differences between book and tax depreciation and benefits derived from net operating losses. At December 31, 2004, the Company had net operating losses totaling approximately $2,380,425 which begin to expire in the year 2019.

         Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." The applicable federal and state tax rates in effect at December 31, 2004 and 2003 were used in calculating the income tax liabilities, expense, and deferred taxes.

         Income tax expense for the years ended December 31, 2004 and 2003 is computed as follows:

                                             2004              2003
          Current:
          Federal                            $        -        $       -
          State                                     100               100
          Total Current                             100               100
          Deferred:
          Federal                               (16,185)           72,809
          State                                  (2,635)           11,566
          Total Deferred                        (18,820)           84,375
          Total Income Tax Expense           $  (18,720)       $   84,475

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 2 - INCOME TAXES (Continued)
         The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:

                                                                       2004                      2003
                                                                       ----                      ----
         Income taxes at statutory rate                       $        (283,902)        $        131,089
         Nondeductible expenses                                           1,493                   (4,747)
         State income taxes, net of federal tax benefit                 (39,721)                  18,133
         Valuation allowance                                            340,850                  (60,000)
         Total                                                $         (18,720)         $        84,475

         Deferred tax assets and liabilities consist of the following:

                                                                       2004                      2003
                                                                       ----                      ----
         Current deferred tax asset:
         Net operating loss                                   $        942,887          $        530,447
         Less valuation allowance                                     (735,452)                 (394,602)
         Total deferred tax asset                                      154,565                   135,845
         Long-term deferred tax liability:
         Depreciation temporary differences                            (20,320)                  (20,320)
         Net deferred tax asset                               $        134,245          $        115,525

         The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards. As of December 31, 2004 and 2003, a valuation allowance has been recorded in the amount of $735,452 and $394,602, respectively.

NOTE 3 - NOTES PAYABLE

         Notes payable are detailed as follows at December 31, 2004 and 2003:

                                                                       2004                  2003
Note payable to an officer and stockholder, bears
interest at 8%, payable on demand, unsecured                  $              -      $        133,541
Note payable to an officer of the Company, bears
interest at 12%, matures May 2003, convertible
into common stock, unsecured                                           309,000               309,000

Note payable to a corporation, bears interest
at 24%, matures May 2005, unsecured                                  1,750,000                     -

Note payable to a stockholder, bears interest
at 13%, payable on demand, unsecured                                         -               861,400

Note payable to a stockholder, non-interest
bearing, payable on demand, unsecured                                   11,978                     -

     Total Notes Payable                                      $      2,070,978      $      1,303,941

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 4 -          CONCENTRATIONS

         The Company's carrying amount of cash deposits at December 31, 2004 was $2,786,425 of which $314,143 was covered by federal depository insurance.

         The Company relied on an outside company for customer leads. During 2004 and 2003, the Company's SOHO revenues generated thru this lead source was 35%and 91%, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

         During 2004 and 2003, the Company paid $133,542 and $0, respectively, to a stockholder as a principal payment on a note payable. The balance of the note at December 31, 2004 and 2003 is $0 and $133,541, respectively.

         During 2001, the Company received $309,000 from an officer of the Company. The balance of the note at December 31, 2004 and 2003 is $309,000.

         During 2004, the Company exchanged 2,588,364 shares of their common stock for a note payable to a stockholder of the Company. The balance of the note at December 31, 2004 and 2003 is $0 and $861,400.

         During 2003, the Company transfered its marketing rights to New Connexions, Inc. for a 10% interest in New Connexions. Steve Comer, the Company's prior CEO is the brother of the principal of New Connexions. In addition the Company agreed to fund the development of the New Connexions business model. During 2003, the Company advanced funds of $953,038 to New Connexions for such development. During 2004 the Company advanced an additional $148,787 to New Connexions. In March advances in the amount of $1,078,040 were converted into a Note Receivable due March 2009. The Company has recorded the additional advances as an other long term asset called "Advances to Related Party". The Company has begun to receive revenues from sources developed by New Connexions, but has not received any payments on the advance. Pursuant to the agreement with New Connexions, the Company has an option to purchase the remaining 90% interest in New Connexions.. Had the Company exercised the option upon consummation of the agreement, the Company would have expensed the amount advanced as development expenses, and would have generated a net loss of $(736,088) for the year ended December 31, 2003.

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company leases office space at two locations. The total monthly lease payment for the two offices is $23,788.

         The Company leases equipment on two separate leases. The total monthly lease payment for the two leases is $1,357.

         Future minimum operating lease payments are as follows at December 31, 2004:

                                    2005    $         86,534
                                    2006             128,514
                                    Total   $        315,048

         Total expense for all operating leases at December 31, 2004 and 2003 is $379,531 and $249,777, respectively.

NOTE 7 - PENSION PLAN

         On July 1, 2000, the Company established a defined contribution 401(k) pension plan. The Company's contributions to the plan are based on matching 100 percent of the employees contributions to a maximum of six percent of compensation per participant. All employees with more than six months of service and who are age 20 1/2 or older are eligible for participation in the plan. Company contributions totaled $15,950 and $43,406 for the years ended December 31, 2004 and 2003, respectively.

NOTE 8 - STOCK OPTIONS

A summary of the option activity for 2004 and 2003 follows

                  :                                              Weighted
                                                                 Average
                                      Options                    Exercise
                                      Outstanding                Price

Outstanding, January 1, 2003          6,075,155                  $    0.15
Granted                                       -                         -
Exercised                                98,000                       0.32
Canceled/forfeited                            -                         -
Balances, December 31, 2003           5,977,155                  $    0.15
Granted                                       -                         -
Exercised                                     -                         -
Canceled/forfeited                            -                         -
Balances, December 31, 2004           5,977,155                       0.15

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 8 - STOCK OPTIONS (Continued)

                                    Number of                 Weighted
                                    Options                   Average                   Weighted
                                    Outstanding at            Remaining                 Average
                                    December 31,              Contractual               Exercise
         Exercise Prices            2004                      Life (years)              Price

         $0.00                      2,000,000                 1.00                      $        0.00
         $0.20                      2,011,000                 1.00                      $        0.20
         $0.20                      1,591,155                 2.85                      $        0.20
         $0.50                        375,000                 1.25                      $        0.50


Proforma Net Income (Loss):

                                                     December 31,               December 31,
                                                     2004                       2003

Net income(loss) as reported                         $        (775,705)         $       301,083
Pro forma net income(loss)                                    (775,705)                 301,083
Basic income (loss) per share as reported                        (0.05)                    0.02
Pro forma income (loss) per share                                (0.05)                    0.02

NOTE 9 - WARRANTS

         During 2003, pursuant to the acquisition with Integrated Communication Systems, Inc., the Company issued 378,450 warrants to purchase common stock at a price of $1.70 per share, for one year. No consideration has been recorded from the issuance of these warrants due to the negligible value determined by the Black Scholes model.

         The following summarizes the warrant activity for 2004 and 2003:

         Warrants outstanding at January 1, 2003              800,000
         Granted                                              378,450
         Exercised                                                 -
         Canceled/forfeited                                        -
         Balance, December 31, 2003                         1,178,450
         Granted                                              571,429
         Exercised                                                 -
         Canceled/forfeited                                  (378,450)
         Balance, December 31, 2004                         1,371,429

Weighted average exercise price of warrants
  outstanding at December 31, 2004                $         2.11

                        IDI GLOBAL, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

NOTE 9 - WARRANTS (Continued)
                           Number of           Weighted
                           Warrants            Average          Weighted
                           Outstanding at      Remaining        Average
                           December 31,        Contractual      Exercise
         Exercise Prices   2004                Life             Price

         $2.75             500,000             3.50             $        2.75
         $3.75             300,000             3.50             $        3.75
         $0.70             571,429             4.00             $        0.70

NOTE 10 - INVESTMENTS

         During 2003, the Company transferred its marketing rights acquired in 2002 to New Connexion for a 10% ownership interest. The cost incurred for the marketing rights of $151,200 was carried over as the basis for the investment. This investment is restricted in a closely held private corporation, and is therefore not currently available for sale.

NOTE 11 - SUBSEQUENT EVENTS

         On January 14, 2005, the Company entered into an Asset Purchase Agreement with Mentoring of America, LLC, a Utah limited liability company and HG Marketing, Inc., a Nevada corporation pursuant to which HG agreed to sell to IDI Global certain assets and rights used in the operation of a call center business located in St. George, Utah. The Company paid HG consideration of $1,800,000 in cash, the assumption of certain liabilities of the call center, 4,356,436 shares of restricted common stock and warrants to purchase 2,500,000 shares.

         On January 11, 2005, in connection with the purchase of HG Marketing, an officer of the Company loaned the Company $225,528. The note payable bears interest at 12% and is convertible into common stock.

NOTE 12 - GOODWILL

         In connection with the acquisition of Integrated Communication Systems, Inc. the Company recorded goodwill in the amount of $1,500,000. The net asset value of Integrated was $0 at the time of merger, and the value of the 954,600 shares issued was at $1.60 per share, or approximately $1,500,000.

         In connection with the acquisition of Chief Financial, Inc. and their wholly owned subsidiary, Professional Consulting Services, Inc., the Company recorded goodwill in the amount of $1,280,684.

         The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets,. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, and adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations. As of December 31, 2004, no impairment has been recognized for goodwill.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2006. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

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

Name                       Age       Position Held                   Director or Officer Since
----                       ---       -------------                   -------------------------
Kevin R. Griffith          49        President, CEO,                 January 16, 2002
                                     Secretary/Treasurer
                                     Chairman of the Board
Michael T. Morley          46        Director                        May 18, 2004
Steven Weatherly           49        Chief Financial Officer         September 2004

Kevin Griffith B Starting in March 1999, Mr. Griffith served as Executive Vice-President of Internet Development, Inc., Utah corporation, and he later became President and Director of that company. He was appointed as a Director, Chief Executive Officer, Secretary/Treasurer of IDI Global in January 2002. In May 2004 he was appointed as President of IDI Global and Chairman of the Board. From December 2000 to December 2002, he served as Chief Executive Officer of Worldwide Financial Holdings, Inc, In January of 2005 he became President, Secretary/Treasurer, of IDI Small Business, Inc. He has over twenty years of experience in sales and marketing, finance and corporate management. Mr. Griffith received a bachelor's degree in communications, magna cum laude, from Brigham Young University.

Michael T. Morley B On May 18, 2004, Mr. Morley was appointed as a Director. Mr. Morley is the owner of M-13 Construction, a commercial construction company. He has been involved in the construction business for over 25 years. He serves as a Representative in the Utah State Legislature.

Steven D. Weatherly B In May of 2003 Mr. Weatherly started as Chief Financial Office of Chief Financial Inc. Chief was purchased by IDI Global in January of 2004 and he became Chief Financial Officer of IDI Global in September of 2004. He has over 20 years of experience in management, accounting, and financial controls; this includes 15 plus years in the position of Chief Financial Officer of several sales and service corporations. Mr. Weatherly has a Bachelor of Business Administration in Finance, West Texas A & M University.

Audit Committee Financial Expert

We do not currently have a serving audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2004, and representations from these reporting persons that no Forms 5 were required, we are aware of the following untimely filings:

      Messrs. Griffith, Morley, and Weatherly filed untimely Forms 5.

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

SUMMARY COMPENSATION TABLE



                                                             Annual Compenasation                      Long Term
                                                                                                       Compensation
                                                                                                       Awards
Name and             Year                Salary ($)           Bonus ($)           Other Annual         Securities
Principal                                                                         Compensation         Underlying
Position                                                                          ($)                  Options/SARs (#)
----------------     -----              ----------------     -------------------  -------------------  ---------------------
Kevin Griffith       2004               $      150,000       $        27,000      $        51,096 (1)               0
President, CEO,
Sec./Treas.
                     2003                       87,500                     0                3,096 (2)               0
                     2002                      156,000 (3)            62,000 (4)           37,500 (5)       3,000,000 (6)

          (1) Represents commissions of $48,000 and $3,096 payments for an automobile provided by the company.

          (2)  Represents payments for car provided by the company.

          (3)  Represents salary paid of $7,500 and accrued salary of $148,500.

          (4)  Represents accrued bonus.

          (5) Represents $35,000 signing bonus and automobile provided by the company.

          (6)  Represents options to buy common stock recognized by IDI Global.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of our outstanding common stock by our management and any person or group which beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 23,616,610.shares of common stock outstanding as of March 30, 2005, and any shares that each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

Name and Address of            Number of Shares      Percentage of
Beneficial Owners              of Common Stock       Class
----------------------        ------------------     -------------------
Kevin R. Griffith              5,500,000 (1)         21.06%
462 East 800 North
Orem, Utah 84097

Michael T. Morley                      0              *
462 East 800 North
Orem, Utah 84097

Steve Weatherly                        0              *
462 East 800 North
Orem, Utah 84097

Officers and Directors         5,500,000             21.06%
as a Group (3 persons)
---------------

* Less than 1%

      (1) Represents 3,000,000 shares, options to purchase 1,000,000 shares, and a past due note convertible into 1,500,000 shares.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders. This chart also includes individual compensation arrangements. Descriptions of these plans are provided below.





               EQUITY COMPENSATION PLAN INFORMATION


Plan Category                 Number of securities to be    Weighted average              Number of securities
                              issued upon exercise of       exercise price of             remaining available for
                              outstanding options,          outstanding options,          future issuance under
                              warrants, and rights          warrants, and rights          equity compensation
                                                                                          plans
----------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation                        0                           $0                             0
plans approved by
shareholders
----------------------------- ----------------------------- ----------------------------- -----------------------------

Equity compensation                  6,777,155 (1)                     $0.24                     88,845
plans not approved by
shareholders
----------------------------- ----------------------------- ----------------------------- -----------------------------

Total                                6,777,155                                                   88,845
----------------------------- ----------------------------- ----------------------------- -----------------------------

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

In January of 2004 IDI Global entered into an acquisition agreement with Chief Financial, Inc. Chris Flores, a key employee of Internet Development, is the President of Chief Financial. IDI Global issued 1,000,000 common shares valued at approximately $1,500,000 in exchange for 100% of the Chief Financial outstanding shares and Professional Consulting Services outstanding shares, its wholly owned subsidiary.

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

During the 2002 year, Brent Crabtree, a more than 5% shareholder, returned 3,654,971 shares of IDI Global common stock to us. We paid Mr. Crabtree $166,667 and owed him $83,333. During 2003, the remaining $83,333 was paid to him.

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

     10.5 Employment agreement between IDI Global and Paul Watson, dated January 1, 2004 (Incorporated by reference to exhibit 10.5 to Form 10-KSB, filed March 29, 2004)

     21.1 Subsidiaries of IDI

     31.1 Chief Executive Officer Certification

     31.2 Chief Financial Officer Certification

     32.1 Section 1350 Certification

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Chisholm & Associates, Certified Public Accountants, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $13,868 and $14,047, respectively.

The aggregate fees billed for the fiscal year ended December 31, 2004, for professional services rendered by Chisholm, Bierwolf & Nilson, LLC (ACBN@), for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2004, were $5,755.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003, for assurance and related services by Chisholm & Associates, that are reasonably related to the performance of the audit or review of the registrant's financial statements for those fiscal years were $0.00 and $0.00, respectively.

The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003, for assurance and related services by CBN, that are reasonably related to the performance of the audit or review of the registrant's financial statements for those fiscal years were $0.00 and $0.00, respectively.

(3) TAX FEES

      The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Chisholm & Associates for tax compliance, tax advice, and tax planning, for those fiscal years were $0.00 and $0.00, respectively. Services provided included preparation of the federal and state tax returns for the corporation.

      The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003, for professional services rendered by CBN for tax compliance, tax advice, and tax planning, for those fiscal years were $0.00 and $0..00, respectively.

(4) ALL OTHER FEES

      The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003, for products and services provided by Chisholm & Associates other than those services reported above, for those fiscal years were $2,284 and $2,514, respectively.

      The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003, for products and services provided by CBN other than those services reported above, for those fiscal years were $1,748 and $0.00, respectively.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

      Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

      Not applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 31, 2005

                IDI Global, Inc.



                           By: /s/ Kevin R. Griffith
                              -----------------------------------------
                              Kevin R. Griffith
                              President, CEO, Secretary/Treasurer, and Director



                           By: /s/ Steven D. Weatherly
                              -----------------------------------------
                                Steven D. Weatherly
                                Principal Accounting Officer



In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 31, 2005       By:/s/ Michael T. Morley
                              ------------------------------------------
                              Director