Form 10QSB
period 2005-03-31
IDI GLOBAL INC
filed 2005-05-16
CIK 1110418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 11, 2005 IDI Global, Inc. had 19,260,174 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements...........................................2

Item 2. Management's Discussion and Analysis...........................9

Item 3. Control and Procedures........................................16


                           PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...16

Item 6. Exhibits......................................................16

Signatures ...........................................................17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


The following financial information depicting our consolidated statements of operations for the three and three month periods ended March 31,2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period as explained in the Management's Discussion and Analysis, below.

                        IDI Global, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                 March 31, 2005

                        IDIGlobal, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                     ASSETS
                                                             March 31,         December 31,
                                                               2005                2004
                                                          ----------------    ----------------
                                                            (unaudited)
Current Assets
  Cash                                                          $ 753,044          $1,882,297
  Restricted Cash                                                 905,571             904,128
  Accounts Receivable, net                                        165,400             133,236
  Other Receivables, net                                           26,647              26,597
  Advances to Related Party                                             -              23,785
  Note Receivable - Related Party                                 131,034              50,236
  Inventory                                                         6,300               6,300
  Prepaid expenses                                                219,121             219,121
                                                          ----------------    ----------------

    Total Current Assets                                        2,207,117           3,245,700
                                                          ----------------    ----------------

Software Development and Equipment, Net                           375,032             336,114
                                                          ----------------    ----------------

Other Assets
Deferred Income Taxes                                             140,988             154,565
   Deferred Financing Costs                                       148,114             153,600
Deposits                                                          241,721             241,721
Investments                                                       151,200             151,200
Note Receivable - Related Party                                   990,791           1,027,804
Goodwill                                                        4,632,283           2,840,684
                                                          ----------------    ----------------

    Total Other Assets                                          6,305,097           4,569,574
                                                          ----------------    ----------------

    Total Assets                                               $8,887,246          $8,151,388
                                                          ================    ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IDIGlobal, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                     March 31,         December 31,
                                                                                       2005                2004
                                                                                  ----------------    ----------------
                                                                                   (unaudited)
Current Liabilities
  Accounts Payable                                                                      $ 480,633           $ 126,194
  Accrued Expenses                                                                        715,476             797,853
  Income Taxes Payable                                                                        100                 100
  Reserve for Refunds and Chargebacks                                                     232,290             234,388
  Line of credit                                                                                -              23,079
  Notes Payable - Related Party                                                           504,527             320,978
  Notes Payable                                                                         1,750,000           1,750,000
                                                                                  ----------------    ----------------

    Total Current Liabilities                                                           3,683,026           3,252,592

Deferred Income Tax Liability                                                              20,320              20,320
                                                                                  ----------------    ----------------

    Total Liabilities                                                                   3,703,346           3,272,912
                                                                                  ----------------    ----------------

Stockholders' Equity
  Common Stock, Authorized 50,000,000 Shares, $.001 Par Value,
    Issued 23,616,608 and 18,960,174, respectively and Outstanding 18,960,174              18,960              18,960
  Additional Paid in Capital                                                            6,920,089           6,920,089
  Retained Earnings (Deficit)                                                          (1,755,149)         (2,060,573)
                                                                                  ----------------    ----------------

Total Stockholders' Equity                                                              5,183,900           4,878,476
                                                                                  ----------------    ----------------

    Total Liabilities and Stockholders' Equity                                         $8,887,246          $8,151,388
                                                                                  ================    ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IDIGlobal, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations

                                                      For the Three Months Ended
                                                               March 31,
                                               ------------------------------------------
                                                      2005                  2004
                                               -------------------   --------------------

Revenues, Net
  Product Sales                                       $ 6,128,485            $ 6,224,355
  Training Revenues                                       827,798              1,897,118
                                               -------------------   --------------------

    Total Revenues                                      6,956,283              8,121,473
                                               -------------------   --------------------

Cost of Sales
  Product Costs                                         4,796,956              4,313,435
  Training Costs                                          417,377              1,104,699
                                               -------------------   --------------------
    Total cost of sales                                 5,214,333              5,418,134
                                               -------------------   --------------------

Gross Profit (Loss)                                     1,741,950              2,703,339
                                               -------------------   --------------------

Operating Expenses
  General & Administrative                              1,311,445              2,228,355
                                               -------------------   --------------------

    Total Operating Expenses                            1,311,445              2,228,355
                                               -------------------   --------------------

Net Operating Income (Loss)                               430,505                474,984
                                               -------------------   --------------------

Other Income(Expense)
  Interest Income                                           1,785                    869
  Interest Expense                                       (138,396)               (41,898)
  Other Income (Expense)                                   25,107                 66,184
                                               -------------------   --------------------

    Total Other Income(Expense)                          (111,504)                25,155
                                               -------------------   --------------------

Income (Loss) Before Income Taxes                         319,001                500,139

Income Tax Expense
  Income Tax Expense                                            -                      -
  Deferred Income Tax (Benefit) Expense                    13,577                 57,842
                                               -------------------   --------------------

    Total Income Tax Expense                               13,577                 57,842
                                               -------------------   --------------------

Net Income (Loss)                                       $ 305,424              $ 442,297
                                               ===================   ====================

Net Income (Loss) Per Share                                $ 0.02                 $ 0.03
                                               ===================   ====================

Weighted Average Shares Outstanding                    18,960,174             15,929,979
                                               ===================   ====================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        IDIGlobal, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows

                                                                             For the Three Months Ended
                                                                                    March 31,
                                                                            2005                   2004
                                                                        -----------------    ----------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                            $ 305,424           $ 442,297
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                  37,573              31,305
     Bad Debts                                                                         -             180,069
     Deferred Income Taxes                                                        13,577              57,842
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                                         (32,164)           (462,148)
     Other Receivables                                                               (50)                  -
     Prepaid expenses                                                                  -              37,734
     Increase (Decrease) in:
     Accounts Payable                                                            354,439             (83,219)
     Accrued Expenses                                                            (82,377)            556,467
     Reserved for Refunds and Chargebacks                                         (2,098)            (17,219)
                                                                        -----------------    ----------------

  Net Cash Provided(Used) by Operating Activities                                594,324             743,128

Cash Flows from Investing Activities:
  Purchase of Software and Equipment                                             (71,005)            (41,175)
  Advances to related party                                                      (20,000)           (164,499)
  Cash Paid for Acquisition of Subsidiary                                     (1,791,599)            (50,000)
  Cash Overdraft Acquired from Acquisition of Subsidiary                               -              (4,185)
                                                                        -----------------    ----------------

  Net Cash Provided (Used) by Investing Activities                            (1,882,604)           (259,859)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Notes Payable                                        195,527             150,000
  Proceeds from Stock Issuance                                                         -              13,725
  Proceeds from Line of Credit                                                         -                   -
  Principal Payments on Line of Credit                                           (23,079)                  -
  Principal Payments on Notes Payable                                            (11,978)                  -
                                                                        -----------------    ----------------

  Net Cash Provided (Used) by Financing Activities                               160,470             163,725
                                                                        -----------------    ----------------

Increase (Decrease) in Cash                                                   (1,127,810)            646,994

Cash and Cash Equivalents at Beginning of Period                               2,786,425           1,649,187
                                                                        -----------------    ----------------

Cash and Cash Equivalents at End of Period                                   $ 1,658,615          $2,296,181
                                                                        =================    ================


        The accompanying notes are an integral part of these consolidated financial statements.

                        IDIGlobal, Inc. and Subsidiaries
           Unaudited Consolidated Statements of Cash Flows (Continued)

                              For the Three Months Ended
                                    March 31,
                     -----------------------------------------
                           2005                   2004
                     -----------------      ------------------

Cash Paid For:
  Interest                        $ -                     $ -
                     =================      ==================
                     =================      ==================
  Income Taxes                    $ -                     $ -
                     =================      ==================

                        IDI Global, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                 March 31, 2005


GENERAL

         IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ASSET PURCHASE

         On January 14, 2005, the Company entered into an Asset Purchase Agreement with Mentoring of America, LLC, a Utah limited liability company and HG Marketing, Inc.(HG), a Nevada corporation pursuant to which HG agreed to sell to the Company certain assets a rights used in the operation of a call center business located in St. George, UT. The purchase price was the assumption of certain liabilities of the sales and marketing operation, $1,800,000 in cash, warrants to purchase up to 2,500,000 shares of the Company's common stock which become exercisable between 2008 and 2012 at exercise prices escalating annually from $0.80 to $1.80 and the issuance of 4,356,436 shares of the Company common stock to escrow which will be released based upon the performance of the sales and marketing operation over the first two years of operations.

RELATED PARTY TRANSACTION

         On January 14, 2005, an officer loaned the Company $195,528. The note bears interest at 12%, is payable on demand and is convertible into the Company's common stock at $0.30 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

IDI Global is a holding company with four wholly-owned subsidiaries, Internet Development, Inc. ("Internet Development") Chief Financial, Inc. ( "Chief Financial"), Sports Media International, Inc. ("Sports Media") and IDI Small Business, Inc. (IDISB).

Internet Development is an Internet application service provider offering web solutions and related business packages to companies and individuals in North America as well as globally. Internet Development designs, develops and markets software applications for large organizations and small businesses to exploit the full capabilities of the Internet, including communications, marketing, information management, and e-commerce. Its flagship products include ARRAY(R) and Quicksite Builder. The ARRAY(R) technology enables large and small organizations to deploy, integrate and interact with a network of e-commerce enabled affiliate web sites, while maintaining a consistent, unified brand image for the organization as a whole. In short, ARRAY(R) allows a company to provide a very high level of functionality and online business features to its representatives, while maintaining communication with the organization and control of the corporate image. ARRAY(R) features include corporate administrative control, custom options for the individual user, E-commerce and shopping cart capability, marketing email campaign manager, contact center (email, calendar, to-do list, and address book), online presentation manager, point and click website editor, message boards, and many other tools. The Quicksite Builder allows a small business or individual user to quickly, and without programming knowledge, build a functional, e-commerce enabled website. Its features include auto-responders, advanced shopping cart utility, banners and email showcases, search engine marketing tools, domain name setup, detailed site traffic statistics, secure online ordering and transaction processing, and backend order tracking.

Chief Financial is a marketing and sales operation which markets products and services to the small office/home office (SOHO) market. Chief Financial offers its SOHO customers their own business opportunity which includes education, training, and Internet Development's software to customers setting up their businesses online. Chief Financial provides these products and services through Salt Lake based Chief Marketing Sevices (DBA), its internal sales center in Orem, Utah and its wholly-owned subsidiary, Professional Consulting Services ("Professional Consulting") located in St. George, Utah. Since our acquisition of these subsidiaries in 2004, we have experienced increases in our consolidated revenues from these subsidiaries' direct sales and marketing operations. However, direct sales operations are highly regulated and increase the potential risk of regulatory actions against these subsidiaries.

IDI Small Business (IDISB) was incorporated in January 2005 as IDI Global's wholly owned subsidiary. It was established to house and manage specific divisions of our direct marketing operations located in St. George, Utah. IDISB acquired the assets of HG Marketing and then combined the assets with Professional Consulting Services (PCS), in Saint George, Utah., The express purpose for this combination is to reduce cost of sales and dramatically increase profitability. HG marketing owned the rights to one of the best "lead sources" in the small office / home office sector. These highly qualified leads significantly increase sales, and reduce the Company's cost of acquiring leads from other sources.

Sports Media, Inc. (SMI) operates as a sports advertising, media and marketing company. It is primarily engaged in the business of selling sports related promotional programs, advertising and marketing initiatives to large corporations clients. One of SMI's primary vehicles for offering sports related packages is a preferred partnership agreement with ESPN Radio Sports Marketing and ABC Radio Sales. The purpose of the preferred partnership agreement is to combine the efforts of these three companies in order to leverage sports marketing brands, media and promotional value for client campaigns. SMI was acquired to provide entry of IDI's Internet Service Products through reward based affinity marketing to targeted athletic teams and an affinity driven fan base.

During 2003 and 2004, we have expanded our business through strategic partnerships, acquisitions and internal build-out of sales and marketing centers. In addition, Internet Development implemented a new development and financial model for ARRAY(R), referred to as the ARRAY(R) Express program. This model allows for small and mid-size companies to more easily take advantage of the tremendous value of the ARRAY(R) technology by making it more affordable, while still securing significant residual revenues for IDI but requiring less demanding and time-consuming development for each new client. Because Management anticipates that this model will alleviate the cost barriers for some potential clients, while also streamlining the resource requirement for IDI, the program creates a win-win scenario and will make the ARRAY(R) product a more appealing solution to all direct sales companies, small as well as large. Through March 2005, more than a half dozen clients had signed agreements to use the Array technology since the Express model was introduced.

Additionally, in October 2003, we diversified our revenue sources with the acquisition of Integrated Communication Systems, which became Sports Media Inc.

In early 2004, the acquisition of Chief Financial, a sales and marketing operation, helped to expand the distribution of IDI Global's products and offerings to the Small Office/Home Office market. We reinvested our positive cash flow in the first half of 2004, in a new center in Salt Lake City, Utah and into growing an additional sales operation in Orem, Utah, both of which increased our revenues and targeted marketing activities.

At the end of 2004, we converted $1.3 million in debt into shares of our common stock. The conversion provided us with a twelve-month option, at our discretion, to repurchase the shares at .53 cents a share. In Dec. 2004, we obtained additional financing to fund an asset purchase of HG Marketing, which will further expand our sales and marketing operations in St. George, Utah.

For the quarter ended March 31, 2005, we recorded total revenue on a consolidated basis of $6,956,283, compared to total revenue of $8,121,473 for 2004. We recorded net income of $305,424 for 2005 compared to net income of $442,297 for 2004. The decreased revenue and net income for first quarter of 2005 were primarily the result of small losses in the Array channel and a reduction in outsourced revenue as a result of bringing our sales and marketing efforts "in-house". The Company also paid higher lead cost for the first quarter in an effort to prove our marketing and sales ability to a new strategic partner and earn their long term business at a much reduced rate..

During 2004, Internet Development also introduced innovative programs that provided multiple revenue streams from our marketing efforts in our expanded sales and marketing centers. Introduction of a new business partnerships and more profitable product offerings to our SOHO customers are creating long term benefit to increase sales revenue through residual monthly payments, which will enable consistent growth of our recurring revenue stream. These innovations and partnerships have allowed the Salt Lake City, Saint George and Orem, Utah facilities to grow more rapidly and become self-sustaining and profitable. In fourth quarter 2004, we made significant investments in Chief Financial and Professional Consulting to help streamline their operations and further increase long term profitability.

During 2004 IDI Global expended a large amount of cash to create new "lead source" relationships, in an effort to reduce product costs It was necessary for the Company to negotiate a short term increase in lead costs in order to prove our capabilities and secure long term agreements with very favorable returns for the Company. Third and fourth quarters were negatively impacted by the short term increase in cost. First quarter 2005 has already seen the value of securing these partner agreements and net profits are growing as a result of these transactions.

During 2004, the general economy was sluggish, with unemployment relatively high. This economic situation has positively impacted our business since, generally, when the economy suffers and unemployment is relatively high, individuals turn to small office and home office opportunities to replace or augment income. However, the sluggish economy also reduced available marketing dollars and adversely affected Sports Media. Additional challenges include increased competition within the direct sales industry for new clients as well as retaining our current clients. The competition comes both from other external vendors like IDI, as well as from companies determining to fulfill their web site needs internally and not use outside providers. These two trends combine to produce an increasingly competitive and challenging environment for our ARRAY(R) product within the direct sales arena. Also, the demands on our resources to continue to fulfill orders and service current and new clients may be significant if sales increase.

Management may investigate additional acquisitions in order to acquire new technology. We cannot predict the manner in which we may complete future acquisitions, but Management will determine the method used based upon our thorough review of the opportunity and situation, related to our relative negotiating strength. Possible methods may include, but are not limited to, leases, purchase and sales agreements, licenses, joint ventures, asset purchase, and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. We may also choose to acquire a business opportunity through the issuance of common stock or other securities, if it makes economic sense..

Liquidity and Capital Resources

We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are unable to satisfy our total current liabilities with cash on hand. Also, we are dependent on the efforts of our subsidiaries and other third parties to increase sales and, thus, increase our cash balances.

Our revenues are primarily from product sales, Internet applications, and web-site hosting and training services. Our monthly cash outflow is mostly related to cost of sales (product cost) and general and administrative expenses. Net cash provided by operations for the 2005 three month period was $594,324 compared to net cash by operating activities of $743,128 for the 2004 three month period. The decrease in net cash provided by operations was mainly caused by a short term increase in lead cost, legal fees, cost for financing, and increases in accounts payable.

Net cash used by investing activities was $1,882,604 for the 2005 three month period compared to $259,859 for the 2004 three month period. The 2005 three month period investing activities included an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation. Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing. IDI Small Business assumed certain liabilities of the sales and marketing operation, and paid $1,800,000 in cash. An operating agreement with Mentoring of America provides for monthly net income of 150,000 for the next 24 months. Just over 4.3M shares have been escrowed as compensation under the agreement. Shares are released based on successful delivery of the required monthly operating cash, per the terms of our operating agreement.

Financing

Our sources of financing include loans and sales of common stock. Net cash provided by financing activities was $160,470 for the 2005 three month period compared to net cash provided by financing activities of $163,725 for the 2004 three month period. Proceeds from notes payable and stock issuances were the sources of the financing activities for the 2005 and the 2004 three month periods. We used the proceeds from our financing activities to complete the asset purchase of HG marketing.

On December 24, 2004, we entered into a Term Credit Agreement (the Credit Agreement) with Hong Kong League Central Credit Union and SBI Advisors, LLC (SBI Advisors). Under this Credit Agreement, we received a loan in the principal amount of $1,750,000 and will pay interest of 2.0% per month. The loan is payable in full by June 24, 2005, or if we elect to extend the term of repayment, by December 23, 2005.

In connection with the Credit Agreement, we entered into a Securities Purchase Agreement (the Purchase Agreement) with SBI Brightline X LLC (SBI Brightline). Under the Purchase Agreement, we may sell up to 3,428,570 shares of IDI Global common stock at $0.70 per share to SBI Brightline. We may put eighteen separate 200,000-share tranches to SBI Brightline, which it must purchase at $140,000 each. The potential proceeds to us from this Purchase Agreement could be as much as $2.4 million, less applicable fees.

However, we agreed to use 100% of the proceeds from the first and second tranche to repay the Credit Agreement. After the second tranche, we agreed to use one-half of the proceeds of each tranche to repay the outstanding balance under the Credit Agreement.

As part of these transactions, we granted SBI Advisors, the agent for Hong Kong League Central Credit Union, a warrant to purchase 525,000 shares of common stock at an exercise price of $0.70 per share with a term that expires four years from the initial effective date of the applicable registration statement. We also granted a warrant at the time of signing the Purchase Agreement to SBI Brightline to purchase an aggregate of 571,429 shares of common stock at an exercise price of $0.70 per share with a term that expires four years from the initial effective date of the registration statement. We granted a second warrant to SBI Brightline which can be exercised after the delivery of the ninth tranche of funding (the Additional Warrant) to purchase 571,429 shares of common stock. This Additional Warrant will have a four-year term and exercise price of $0.70 per share. The potential proceeds from the exercise of the warrants are approximately $1,167,500; however, the Selling Stockholders have discretion when or whether to exercise the warrants. We also agreed to use one-half of the proceeds from the exercise of warrants granted under the agreement to repay the Credit Agreement.

We used the proceeds from this Credit Agreement to acquire the call center assets of Mentoring of America, LLC. On January 14, 2005, IDI Global and IDI Small Business entered into an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation. Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing. IDI Small Business assumed certain liabilities of the sales and marketing operation, paid $1,800,000 cash, granted warrants to purchase up to 2,500,000 shares of IDI Global common stock, and agreed to issue and place 4,356,436 shares of IDI Global common stock into an escrow. The warrants become exercisable between 2008 and 2012 at exercise prices that escalate annually from $0.80 to $1.80. The 4,356,436 shares of IDI Global common stock held in escrow will be released to Mentoring of America based upon performance of the sales and marketing operation over the first two years of operations. HG Marketing must generate $150,000 operating profit per month for the first two years.

On January 11, 2005, in connection with the purchase of HG Marketing, an officer of the Company loaned the Company $195,528. The note payable bears interest at 12% and is convertible into common stock.

Commitments and Contingent Liabilities

Our principle commitments consist of operating leases for office space in Orem and Salt Lake City, Utah, and repayment of the Credit Agreement and our total current liabilities. The total monthly lease payments for the two offices are approximately $23,788.

As of March 31, 2005, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement.

At March 31, 2005, we had total current liabilities of $3,683,026, and had notes payable totaling $2,254,527, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $504,527 in notes payable to Kevin R. Griffith, our CEO. In December 2004 we converted approximately $1.3 million of notes payable to First Equity Holdings into 2,588,364 shares of common stock.

At March 31, 2005, our total current liabilities also included accrued expenses of $715,476, primarily related to deferred compensation, accrued interest, and payroll liabilities. Accounts payable of $480,633 and reserves for refunds and charge-backs of $232,290 added to our total current liabilities.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media and Chief Financial. These discussions summarize our financial statements for the three month periods ended March 31, 2004 and 2005 and should be read in conjunction with the financial statements, and notes thereto, included with this report at
Item I, Part I, above.

        Summary Comparison of 2004 and 2005 Three and Three month Periods

                                    Three months     Three months
                                        ended           ended
                                    March 31, 2004   March 31, 2005

Total revenue                       $ 8,121,473      $ 6,956,283

Total cost of sales                   5,418,134        5,214,333

Gross profit                          2,703,339        1,741,950

Total operating expenses              2,228,355        1,311,445

Net operating income (loss)             474,984          430,505

Total other income (expense)             25,155         (111,504)

Total income tax  expense                57,842           13,577

Net income                              442,297          305,424

Net earnings (loss) per share       $      0.03      $      0.02

Total revenues decreased primarily as a result of a temporary increase in lead costs to secure a new business relationship, decreased sales from the Array channel and a decrease in sales volume for sales and marketing activities that were historically outsourced with several strategic partners. Total revenues decreased from approximately $8.1million for the three month period ended March 31, 2004 (the "2004 first quarter") to approximately $7.0 million for the for the three month period ended March 31, 2005 (the "2005 first quarter").

Cost of sales has decreased along with total revenues for the 2005 periods. Costs of sales include commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. .Total cost of sales were 74.9% of total sales for the 2005 first quarter compared to 66.7% of total sales for the 2004 first quarter.

As a result of decreases in revenues our gross profit decreased from approximately $2.7 million for the 2004 first quarter to approximately $1.7 million for the 2005 first quarter.

Total operating expenses include salaries and benefits, rental of office space, professional fees and other general office expenses. Operating expenses for the first quarter 2005 were 41% less than the total operating expenses for first quarter of 2004 This significant decrease is the result of the management contract with HG Marketing which stipulates that HG Marketing is responsible for all expenses related to Professional Consulting Services (PCS) as of Jan 14, 2005.

Other income was primarily related to sales of miscellaneous products and interest income from interest paid by our bank for deposits held in sweep accounts. Other expense for the comparable periods was primarily related to accrued interest for loans from shareholders and the loan with SBI Advisors, the agent for Hong Kong League Central Credit Union. We recorded total other income in the 2005 periods primarily as a result of decreased miscellaneous sales. However, we recorded total other expense in the 2004 periods primarily as a result of accrued interest for loans.

As a result of the above, we recorded net income for both the 2005 and 2004 first quarter. We recorded a net Income for the 2005 first quarter primarily as a result of decreases in general and administrative expenses. Net income per share was $0.02 for the 2005 first quarter compared to $0.03 for the 2004 first quarter.

                            Summary of Balance Sheet

                                               December 31, 2004              March 31, 2005
                                               ------------------          --------------------
                                                                                (Unaudited)

Cash                                        $    1,882,297                  $     753,044

Total current assets                             3,245,700                      2,207,117

Total assets                                     8,151,388                      8,887,246

Total current liabilities                        3,252,592                      3,683,026

Total liabilities                                3,272,912                      3,703,346

Retained earnings (deficit)                     (2,060,573)                    (1,755,149)

Total stockholders equity                   $    4,878,476                   $  5,183,900

The decrease of total current assets at March 31, 2005 compared to the year ended December 31, 2004 was primarily the result of decreases in cash, caused by the outlay for the asset purchase with Mentoring of America and HG Marketing. Another substantial change was the increase in Notes Receivable. This was caused by a portion of the loan with New Connexions coming due this year. In addition, our total assets increased at March 31, 2005 primarily due to an increase of goodwill and advances to a related party. Goodwill increased $1,791,599 as a result of our asset purchase with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation in January 2005.

Total current liabilities and total liabilities increased at March 31, 2005 compared to the year ended December 31, 2004 primarily due to increases in accounts Payable and notes Payable. However, our retained deficit decreased significantly at March 31, 2005 compared to the year ended December 31, 2004.

Factors Affecting Future Performance

         We may need additional external capital and may be unable to raise it.

Our success will depend upon our ability to access equity capital markets as needed and borrow on terms that are financially advantageous to us. However, we may not be able to obtain additional funds if necessary on acceptable terms. If we fail to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plans, or may not have sufficient working capital to develop products, finance acquisitions, or pursue business opportunities. If we borrow funds, we could be forced to use a large portion of our cash reserves to repay principal and interest on those funds. If we issue our securities for capital, the interests of investors and shareholders could be diluted.

         We are subject to intense competition from large and small companies, which limits our ability to obtain market share.

We face competition in the overall Internet software market, as well as in the web site development market. We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop, and as additional competitors enter our market. Our success in obtaining market share will depend upon our ability to build name brand recognition and to provide cost-effective, high-quality products and services to our customers. We have developed our products to meet the needs of both small and large businesses in a targeted way, and we believe the generality of our competitors' services may inadequately address our potential customers' needs. In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers. If these competitors were to bundle competing products for their customers, it could adversely affect our ability to obtain market share and may force our prices down.

         We are dependent upon certain relationships with third parties, the loss of which may result in loss of customers.

We are dependent upon certain merchant and banking relationships, as well as strategic relationships with third parties, who provide payment processing to all our customers. Failure of these financial institutions and third parties to continue to provide services in a satisfactory way to our customers could result in our loss of the business of the merchants to whom we sell products and services. If these financial institutions and third parties do not continue to provide services to our customers, we may not be able to find other third party service providers. In that scenario, our customers may terminate their agreements with us and move their business to our competitors, which could adversely affect our revenues and earnings.

         Our sales may suffer if we lose certain referral sources.

We have historically relied on close to 90% of our customer referrals from outside sources. With the acquisition of our subsidiaries in January 2004, we have begun trending toward reliance on our internal sources for close to 50% of our referrals. These external and internal referral sources have been cyclical in volume and quality over the past years. There are typical lows in late spring and late fall. While we do not believe that these sources are irreplaceable, the loss of these referral sources could have a material adverse effect on our revenues. We are in the process of limiting our reliance upon outside sources for customer referrals; however, we anticipate that referrals will be generated by these sources for the foreseeable future.

         Our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not delivered to our customers in a timely manner, or a loss of revenue and possible claims for damages if new products and services do not perform as anticipated.

The electronic commerce, web hosting and merchant processing markets in which we compete are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we may be required to engage in a number of research and development projects, which carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In our core Internet-based services, these risks are even more acute. These projects could result in increased research and development costs in excess of historical levels, as well as the loss of revenues, or we could lose customers if the new products and services do not perform as intended or are not acceptable in the marketplace.

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

         If competitive practices prevent our ability to pass along all increased merchant fees to our customers in the future, we would have to absorb all or a portion of these increases, thereby increasing our operating costs and reducing our profit margin.

From time to time VISA and MasterCard increase the fees that they charge processors. We may attempt to pass these increases along to our merchant customers, but this could result in the loss of those customers to our competitors who do not pass along the increases. Our revenues from merchant account processing are dependant upon our continued merchant relationships, which are highly sensitive and can be canceled if customer charge-backs escalate and generate concern - even if we have held back sufficient funds in reserve accounts to cover these charge-backs. Cancellation by our merchant providers would most likely result in the loss of new customers and lead to a reduction in our revenues.

         We rely on co-marketing alliances to generate clients, end-users, and revenue, and these agreements might hinder us from directly contacting potential clients in certain industries.

We have key co-marketing arrangements with strategic partners in order to use their industry and marketing expertise. Some of these arrangements may provide or allow co-marketing partners some exclusive rights to co-market our services in a particular industry, which will limit our right to contact potential clients in that industry. Also, if a co-marketing relationship is terminated, we may be unable to replace that relationship with other alliances that have comparable customer bases and user demographics. This limitation may affect our revenues because we expect that revenues generated from the sale of our products and services through these strategic co-marketing arrangements will account for a significant portion of our revenues for the foreseeable future. However, there can be no assurance that these arrangements will be successful in generating meaningful revenue.

         We may experience software defects that may damage customer relations.

Despite rigorous testing, our software may nevertheless contain undetected bugs, errors or experience failures when introduced, or when the volume of services provided to end users increases substantially. Any material errors could damage the reputation of our service or software, as well as damage our customer relations. We have detected errors, defects, and bugs in the past and have corrected them as quickly as possible. Correcting any defects or bugs we may discover in the future could require us to make significant expenditures of capital and other resources. We believe that we follow industry-standard practices relating to the identification and resolution of errors, defects, or bugs encountered in the development of new software and in the enhancement of existing features in our products. As of this date, we have not experienced any material adverse effect by reason of an error, defect, or bug.

         We may experience breakdowns in our hosting services, infrastructure or payment processing systems, which may expose us to liabilities and cause customers to abandon our products and services.

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted. Events that could cause system interruptions include, but are not limited to, the following:

        o         fire,
        o         earthquake,
        o         power loss,
        o         terrorist attacks,
        o         telecommunications failure,
        o         un-authorized entry or other events.

Although we regularly back up data from operations, and take other measures to protect against loss of data, there is still always some inherent risk of these losses.

Despite the security measures we maintain, our infrastructure may be vulnerable to computer viruses, hackers, rouge employees or similar sources of disruption. Any problem of this nature could result in significant liability to customers or financial institutions and also may deter potential customers from using our services. We attempt to limit this sort of liability through back-up systems, contractual provisions, insurance coverage, and other security measures. However, we cannot assure that these contractual limitations on liability would be enforceable, or that our insurance coverage would be adequate to cover any liabilities we might sustain.

Also, a breach of our e-commerce security measures could reduce demand for our services. The e-commerce industry is intensely focused on the need for Internet security, particularly with respect to the transmission and storage of confidential personal and financial data. Any compromise or elimination of our security could erode customer confidence in our systems, and could result in decreased demand for our services, as well as possible litigation.

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

         Chief Financial's marketing approach is subject to federal regulations, which, if changed, could restrict or eliminate its operations.

The Federal Trade Commission and Federal Communications Commission establish direct marketing regulations that govern how Chief Financial performs its marketing business. Promotion and advertising groups which supply customer information to Chief Financial are required to comply with SPAM legislation. In addition, Cardholder Information Security Policy requirements that took effect March 1, 2005 add complexity and cost to the merchant account process. Further regulation in this area may cause processing delays or other challenges that could be damaging to our business, or regulations could further restrict our operations, effectively curtailing or eliminating our marketing approach.

ITEM 3. CONTROLS AND PROCEDURES

IDIGlobal's Chief Executive Officer, evaluated our disclosure controls and procedures and concluded that our controls and procedures were effective as of the end of the period covered by this report. However, we filed an amended 10-QSB on August 27, 2004 related to an error with the electronic files for our financial statements. As a result of this error, Management has instituted an additional step in our review procedure before our periodic reports are filed.

Management determined that there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

On April 1, 2004 Ascendiant Capital Group, LLC, filed a complaint against IDI Global in the Superior Court of the State of California for the County of Orange
- Central Justice Center. The complaint alleges that IDI Global breached a consulting agreement with Ascendiant Capital Group, and that Ascendiant Capital Group is entitled to damages in excess of $25,000. We intend to defend against the claims, and on May 11, 2004, we filed a cross-complaint alleging breach of contract by Ascendiant Capital Group. This case has been stayed pending the outcome of the Mercator litigation discussed below.

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

In December 2004, an entity that had loaned money to the Company pursuant to convertible promissory notes in the aggregate amount of approximately $1,294,182, converted those notes into shares of our common stock at a conversion rate of $0.50 per share. The Company issued 2,588,364 shares of our common stock. We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act and regulations promulgated thereunder.

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


                                         IDI GLOBAL, INC.




Date: May 16, 2005                        By: /s/ Kevin R. Griffith
                                         Kevin R. Griffith
                                         President, Chief
                                         Executive Officer,
                                         Principal Financial Officer and
                                         Chief Accounting Officer