Form 10QSB/A
period 2004-09-30
IDI GLOBAL INC
filed 2005-08-15
CIK 1110418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


The purpose of this amendment is to make certain adjustments to disclosures relating to accounts receivable and deferred compensation on the Income Statement.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements..................................................2

Item 2. Management's Discussion and Analysis..................................9

Item 3. Control and Procedures...............................................16


                           PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........16

Item 6. Exhibits.............................................................16

Signatures ..................................................................17





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

                        IDIGlobal, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                     ASSETS
                                                                 September 30,        December 31,
                                                                     2004                   2003
                                                               ------------------     ------------------
                                                                  (Unaudited)
Current Assets
  Cash                                                         $       1,413,234      $         797,176
  Restricted Cash                                                        904,657                852,011
  Accounts Receivable                                                    185,162                 95,355
  Other Receivables                                                       75,235                      -
  Inventory                                                                6,300                  6,300
  Employee Advances                                                        6,790                      -
  Notes Receivable                                                        20,000                      -
  Prepaid Expenses                                                        72,757                 76,238
                                                               ------------------     ------------------

    Total Current Assets                                               2,684,135              1,827,080

Software and Equipment, Net                                              432,614                278,541

Other Assets
  Deferred Income Taxes                                                  157,237                135,845
  Deposits                                                               241,721                231,821
  Investments                                                            151,200                151,200
  Advances to Related Party                                            1,135,106                953,038
  Goodwill                                                             3,232,377              1,500,000
                                                               ------------------     ------------------

    Total Other Assets                                                 4,917,641              2,971,904
                                                               ------------------     ------------------

    Total Assets                                               $       8,034,390      $       5,077,525
                                                               ==================     ==================

                        IDIGlobal, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            September 30,    December 31,
                                                                              2004                 2003
                                                                         ----------------    ------------------
                                                                           (Unaudited)
Current Liabilities
  Accounts Payable                                                       $       247,576     $         118,853
  Accrued Expenses                                                             1,654,596               848,776
  Income Taxes Payable                                                               100                   100
  Reserve for Refunds and Chargebacks                                            242,784               103,000
  Notes Payable                                                                1,465,942             1,303,941
                                                                         ----------------    ------------------

    Total Current Liabilities                                                  3,610,998             2,374,670

Deferred Income Tax Liability                                                     20,320                20,320
                                                                         ----------------    ------------------

    Total Liabilities                                                          3,631,318             2,394,990

Stockholders' Equity
  Preferred Stock, Authorized 8,000,000 Shares, $.0001 Par Value,
    Issued and Outstanding -0-                                                         -                     -
  Common Stock, Authorized 50,000,000 Shares, $.001 Par Value,
    Issued and Outstanding 16,020,483 and 14,975,433, Respectively                16,020                14,976
  Additional Paid in Capital                                                   5,469,857             3,952,427
  Retained Earnings (Deficit)                                                 (1,082,805)           (1,284,868)
                                                                         ----------------    ------------------

Total Stockholders' Equity                                                     4,403,072             2,682,535
                                                                         ----------------    ------------------

    Total Liabilities and Stockholders' Equity                           $     8,034,390     $       5,077,525
                                                                         ================    ==================

                        IDIGlobal, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       For the Three Months Ended              For the Nine Months Ended
                                                             September 30,                           September 30,
                                                  -------------------------------------   -------------------------------------
                                                        2004                2003                2004               2003
                                                  -----------------   -----------------   -----------------  ------------------
Revenues, Net
  Product Sales                                   $      6,444,977    $      3,301,302    $     20,798,532   $       8,639,415
  Training Revenues                                        396,311             274,484           2,986,951             614,485
                                                  -----------------   -----------------   -----------------  ------------------

    Total Revenues                                       6,841,288           3,575,786          23,785,483           9,253,900

Cost of Sales
  Product Costs                                          4,496,571           2,560,226          15,031,053           6,279,237
  Training Costs                                           199,821             138,396           1,654,195             309,826
                                                  -----------------   -----------------   -----------------  ------------------

    Total Cost of Sales                                  4,696,392           2,698,622          16,685,248           6,589,063
                                                  -----------------   -----------------   -----------------  ------------------

Gross Profit (Loss)                                      2,144,896             877,164           7,100,235           2,664,837

Operating Expenses
  General & Administrative                               2,648,495             687,975           7,042,723           2,274,452
                                                  -----------------   -----------------   -----------------  ------------------

    Total Operating Expenses                             2,648,495             687,975           7,042,723           2,274,452
                                                  -----------------   -----------------   -----------------  ------------------

Net Operating Income (Loss)                               (503,599)            189,189              57,512             390,385

Other Income(Expense)
  Interest Income                                              919                 879               2,693               3,249
  Interest Expense                                         (15,521)            (37,492)           (102,697)           (117,086)
  Other Income                                              99,180               6,522             223,163              67,203
                                                  -----------------   -----------------   -----------------  ------------------

    Total Other Income(Expense)                             84,578             (30,091)            123,159             (46,634)
                                                  -----------------   -----------------   -----------------  ------------------

Income (Loss) Before Income Taxes                         (419,021)            159,098             180,671             343,751

Income Tax Expense
  Deferred Income Tax (Benefit) Expense                    (39,606)             70,000             (21,392)            147,620
                                                  -----------------   -----------------   -----------------  ------------------

    Total Income Tax Expense                               (39,606)             70,000             (21,392)            147,620
                                                  -----------------   -----------------   -----------------  ------------------

Net Income (Loss)                                 $       (379,415)   $         89,098    $        202,063   $         196,131
                                                  =================   =================   =================  ==================

Net Income (Loss) Per Share                       $          (0.02)   $           0.01    $           0.01   $            0.02
                                                  =================   =================   =================  ==================

Weighted Average Shares Outstanding                     16,020,483          12,824,481          15,988,093          12,309,479
                                                  =================   =================   =================  ==================

                        IDIGlobal, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                  --------------------------------------
                                                                                        2004                2003
                                                                                  -----------------   ------------------

Cash Flows from Operating Activities:
  Net Income                                                                      $        202,063    $         196,131
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                           101,948               20,965
     Deferred Income Taxes                                                                 (21,392)             147,620
     Deposits                                                                               (9,900)             (63,516)
     Bad Debt Expense                                                                      143,000                    -
  Change in Operating Assets and Liabilities (Net of Acquisitions):
     (Increase) Decrease in:
     Accounts Receivable                                                                   (89,151)            (806,823)
     Other Receivables                                                                     (75,235)                   -
     Prepaid Expenses                                                                        3,481              (16,523)
     Inventories                                                                                 -                5,365
     Employee Advances                                                                      (1,850)
     Increase (Decrease) in:
     Accounts Payable                                                                       60,393               21,390
     Accrued Expenses                                                                      756,439              181,066
     Reserved for Refunds and Chargebacks                                                  (26,322)              59,584
                                                                                  -----------------   ------------------

  Net Cash Provided(Used) by Operating Activities                                        1,043,474             (254,741)

Cash Flows from Investing Activities:
  Payments for Notes Receivable                                                           (168,000)                   -
  Proceeds from Notes Receivable                                                             5,000                    -
  Payments for Acquisition of Subsidiary                                                   (50,000)                   -
  Cash Overdraft Acquired in Acquisition of Subsidiary                                      (4,185)                   -
  Advances to Related Party                                                               (182,068)
  Purchase of Software and Equipment                                                      (143,992)              (4,055)
                                                                                  -----------------   ------------------

  Net Cash Provided (Used) by Investing Activities                                        (543,245)              (4,055)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                                                    18,475               93,000
  Proceeds from Notes Payable                                                              150,000              215,000
  Principal Payments for Notes Payable                                                           -               (8,332)
                                                                                  -----------------   ------------------

  Net Cash Provided (Used) by Financing Activities                                         168,475              299,668
                                                                                  -----------------   ------------------

Increase (Decrease) in Cash                                                                668,704               40,872

Cash and Cash Equivalents at Beginning of Period                                         1,649,187            1,020,945
                                                                                  -----------------   ------------------

Cash and Cash Equivalents at End of Period                                              $2,317,891           $1,061,817
                                                                                  =================   ==================

Cash Paid For:
  Interest                                                                        $              -    $          19,678
                                                                                  =================   ==================
  Income Taxes                                                                    $              -    $               -
                                                                                  =================   ==================

Non-Cash Activities:
Stock Issued for Settlement of Notes Payable and Accrued Interest                 $              -    $         273,000
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

RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements at September 30, 2004 have been amended to reflect the December 31, 2004 audit adjustments applicable to this quarter. During the December 31, 2004 audit, it was discovered that the September 30, 2004 accounts receivable balance was overstated by $359,182 and that deferred compensation was understated by $37,500. As a result of these adjustments, income before income taxes decreased by $396,682 for the three and nine months ended September 30, 2004. Because of these adjustments the benefit from deferred income taxes increased by $40,617, which results in a $356,066 net loss for the three and nine months ended September 30, 2004.

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

The demands on our resources to continue to fulfill orders and service current and new clients may be significant. Management anticipates that the new development and financial model for ARRAY(R) will be an effective one and result in a profitable scenario in the long-term. It's possible, however, that unforeseen challenges will arise and could impact our operating performance or financial condition.

The loss of one or more significant clients who determine to not renew their ARRAY(R) product agreements, whether to use a competitor's website system or to develop and maintain their own system in-house, is always a potential risk or event that could have an adverse material effect on our financial condition. This type of event is beyond our control, even while making every effort to provide an industry-leading product at a price that is competitive and affordable. For example, we received formal notification in February 2004, that Tupperware would proceed on a course to develop a proprietary in-house web site solution, and this resulted in loss of income from Tupperware in July 2004. However, the loss of this income was offset by increased sales in other aspects of our business.

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

Commitments and Contingent Liabilities

Our principle commitments consist of operating leases for office space in Orem, Utah and Salt Lake City, Utah, and total current liabilities. The total monthly lease payments for the two offices are approximately $16,400. At September 30, 2004 we had total current liabilities of $3,610,998. We had notes payable totaling $1,465,942, which included notes payable of $861,400 to Compass Equity Partners, a third party, and $442,541 notes payable to Kevin R. Griffith, our CEO. Our total current liabilities also included accrued expenses of $1,654,596, primarily related to deferred compensation, accrued interest, and payroll liabilities. Accounts payable of $247,576 and reserves for refunds and chargebacks of $242,784 added to our total current liabilities.

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

        Summary Comparison of 2003 and 2004 Three and Nine Month Periods

                                    Nine months      Nine months                Three months     Three months
                                        ended           ended                     ended              ended
                                    Sept. 30, 2003   Sept. 30, 2004             Sept. 30, 2003   Sept. 30, 2004
                                   ---------------   ---------------            --------------   ---------------

Total revenues                      $  9,253,900     $ 23,785,483               $  3,575,786      $  6,841,288

Total cost of sales                    6,589,063       16,685,248                  2,698,622         4,696,392

Gross profit                           2,664,837        7,100,235                    877,164         2,144,896

Total operating expenses               2,274,452        7,042,723                    687,975         2,648,495

Net operating income (loss)               390,385          57,512                    189,189          (503,599)

Total other income (expense)              (46,634)        123,159                    (30,091)           84,578

Total income tax  expense                 147,620         (21,392)                    70,000           (39,606)

Net income                                196,131         202,063                     89,098          (379,415)

Net earnings (loss) per share       $        0.02    $       0.01               $       0.01   $         (0.02)

Primarily as a result of increased sales from our new subsidiaries, total revenues increased from approximately $9.3 million for the nine month period ended September 30, 2003 (the "2003 nine month period") to approximately $23.7 million for the 2004 nine month period. In addition, total revenues increased from approximately $3.6 million for the three month period ended September 30,

2003 (the "2003 third quarter") to approximately $6.8 million for the for the three month period ended September 30, 2004 (the "2004 third quarter").

Cost of sales has increased along with total revenues for the 2004 periods. Costs of sales include commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services. For the 2004 nine month period total cost of sales was 70.1% of total sales compared to 71.2% of total sales for the 2003 nine month period. Total cost of sales were 68.6% of total sales for the 2004 third quarter compared to 75.4% of total sales for the 2003 third quarter.

As a result of increases in revenues our gross profit increased from approximately $2.7 million for the 2003 nine month period to approximately $7.1 million for the 2004 nine month period. In addition, our gross profit increased from approximately $877,000 for the 2003 third quarter to approximately $2.1 million for the 2004 third quarter.

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

As a result of the above, we recorded net income for both the 2004 and 2003 nine month period and the 2003 third quarter. However, we recorded a net loss for the 2004 third quarter primarily as a result of increases in general and administrative expenses. Net income per share for the 2004 nine month period was $0.01 compared to $0.02 for the 2003 nine month period and was $(0.02) for the 2004 third quarter compared to $0.01 for the 2003 third quarter.

                            Summary of Balance Sheet

                                               December 31, 2003              September 30, 2004
                                                                                (Unaudited)

Cash                                        $    797,176                        $ 1,413,234

Total current assets                           1,827,080                          2,684,135

Total assets                                   5,077,525                          8,034,390

Total current liabilities                      2,374,670                          3,610,998

Total liabilities                              2,394,990                          3,631,318

Retained earnings (deficit)                   (1,284,868)                        (1,082,805)

Total stockholders equity                   $  2,682,535                        $ 4,403,072

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

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted. Events that could cause system interruptions are:


        o                 fire,
        o                 earthquake,
        o                 power loss,
        o                 terrorist attacks,
        o                 telecommunications failure, and
        o                 unauthorized entry or other events.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who also acts in the capacity of principal financial officer, evaluated our disclosure controls and procedures and concluded that our controls and procedures were effective as of the end of the period covered by this report. However, we filed an amended 10-QSB on August 27, 2004 due a mix up with the electronic files for our financial statements. As a result of this mix up, management has instituted an additional step in our review procedure before our periodic reports are filed.

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

                                         IDI GLOBAL, INC.




Date: August 12, 2005                    By: /s/ Kevin R. Griffith
                                             Kevin R. Griffith
                                             President, Chief Executive Officer


Date: August 12, 2005                    By: /s/ Steven D. Weatherly
                                             Steven D. Weatherly
                                             Principal Financial Officer and
                                             Chief Accounting Officer