Form 10QSB
period 2005-06-30
IDI GLOBAL INC
filed 2005-08-15
CIK 1110418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 11, 2005, IDI Global, Inc., had 19,460,174 shares of common stock outstanding.


Transitional Small Business Disclosure Format: Yes [  ] No [X]

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements..............................................2

Item 2. Management's Discussion and Analysis..............................9

Item 3. Control and Procedures...........................................16


                           PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......16

Item 6. Exhibits.........................................................16

Signatures ..............................................................17

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
The following financial information depicting our consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004, is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of results to be expected for any subsequent period as explained in Management's Discussion and Analysis, below.

                        IDI Global, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                  June 30, 2005

                        IDIGlobal, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                     ASSETS
                                                    June 30,          December 31,
                                                      2005                2004
                                                 ----------------    ----------------
                                                   (unaudited)
Current Assets
  Cash                                           $       997,171     $     1,882,297
  Restricted Cash                                        907,266             904,128
  Accounts Receivable, net                               188,861             133,236
  Other Receivables, net                                  27,147              26,597
  Advances to Related Party                                    -              23,785
  Note Receivable - Related Party                        131,034              50,236
  Inventory                                                6,300               6,300
  Prepaid expenses                                       219,121             219,121
                                                 ----------------    ----------------

    Total Current Assets                               2,476,900           3,245,700
                                                 ----------------    ----------------

Software Development and Equipment, Net                  334,052             336,114
                                                 ----------------    ----------------

Other Assets
Deferred Income Taxes                                    130,998             154,565
   Deferred financing costs                              142,628             153,600
Deposits                                                 238,526             241,721
Investments                                              151,200             151,200
Note Receivable - Related Party                          990,791           1,027,804
Goodwill                                               4,637,283           2,840,684
                                                 ----------------    ----------------

    Total Other Assets                                 6,291,426           4,569,574
                                                 ----------------    ----------------

    Total Assets                                 $     9,102,378     $     8,151,388
                                                 ================    ================



     Note: The Balance Sheet of December 31, 2004 was taken from the audited financial statements at that date and condensed.


              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        4

                        IDIGlobal, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                   June 30,          December 31,
                                                                                     2005                2004
                                                                               -----------------    ----------------
                                                                                 (unaudited)
Current Liabilities
  Accounts Payable                                                             $        457,794     $       126,194
  Accrued Expenses                                                                      829,547             797,853
  Income Taxes Payable                                                                      183                 100
  Reserve for Refunds and Chargebacks                                                   232,290             234,388
  Line of credit                                                                              -              23,079
  Notes Payable - Related Party                                                         504,527             320,978
  Notes Payable                                                                       1,750,000           1,750,000
                                                                               -----------------    ----------------

    Total Current Liabilities                                                         3,774,341           3,252,592

Deferred Income Tax Liability                                                            20,320              20,320
                                                                               -----------------    ----------------

    Total Liabilities                                                                 3,794,661           3,272,912
                                                                               -----------------    ----------------

Stockholders' Equity
  Common Stock, Authorized 50,000,000 Shares, $.001 Par Value,
    Issued 23,616,608 and 18,960,174, Respectively, Outstanding 18,960,174               18,960              18,960
  Additional Paid in Capital                                                          6,920,988           6,920,089
  Retained Earnings (Deficit)                                                        (1,632,231)         (2,060,573)
  Subsription Receivable                                                                      -                   -
                                                                               -----------------    ----------------

Total Stockholders' Equity                                                            5,307,717           4,878,476
                                                                               -----------------    ----------------

    Total Liabilities and Stockholders' Equity                                 $      9,102,378     $     8,151,388
                                                                               =================    ================


     Note: The Balance Sheet of December 31, 2004 was taken from the audited financial statements at that date and condensed.



              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        5

                        IDIGlobal, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               For the Three Months Ended                   For the Six Months Ended
                                                        June 30,                                    June 30,
                                         ---------------------------------------     ----------------------------------------
                                               2005                 2004                   2005                  2004
                                         ------------------   ------------------     ------------------   -------------------

Revenues, Net
  Product Sales                          $       5,230,698    $       8,129,200      $      11,359,183    $       14,353,555
  Training Revenues                                578,263              693,522              1,406,061             2,590,640
                                         ------------------   ------------------     ------------------   -------------------

    Total Revenues                               5,808,961            8,822,722             12,765,244            16,944,195
                                         ------------------   ------------------     ------------------   -------------------

Cost of Sales
  Product Costs                                  3,834,331            6,221,047              8,631,287            10,534,482
  Training Costs                                   291,561              349,675                708,938             1,454,374
                                         ------------------   ------------------     ------------------   -------------------
    Total cost of sales                          4,125,892            6,570,722              9,340,225            11,988,856
                                         ------------------   ------------------     ------------------   -------------------

Gross Profit (Loss)                              1,683,069            2,252,000              3,425,019             4,955,339
                                         ------------------   ------------------     ------------------   -------------------

Operating Expenses
  General & Administrative                       1,421,057            2,165,873              2,732,502             4,394,228
                                         ------------------   ------------------     ------------------   -------------------

    Total Operating Expenses                     1,421,057            2,165,873              2,732,502             4,394,228
                                         ------------------   ------------------     ------------------   -------------------

Net Operating Income (Loss)                        262,012               86,127                692,517               561,111
                                         ------------------   ------------------     ------------------   -------------------

Other Income(Expense)
  Interest Income                                    3,317                  905                  5,102                 1,774
  Interest Expense                                (129,226)             (45,278)              (267,622)              (87,176)
  Other Income (Expense)                            (3,195)              57,799                 21,912               123,983
                                         ------------------   ------------------     ------------------   -------------------

    Total Other Income(Expense)                   (129,104)              13,426               (240,608)               38,581
                                         ------------------   ------------------     ------------------   -------------------

Income (Loss) Before Income Taxes                  132,908               99,553                451,909               599,692

Income Tax Expense
  Income Tax Expense                                     -                    -                      -                     -
  Deferred Income Tax (Benefit) Expense              9,990              (39,628)                23,567                18,214
                                         ------------------   ------------------     ------------------   -------------------

    Total Income Tax Expense                         9,990              (39,628)                23,567                18,214
                                         ------------------   ------------------     ------------------   -------------------

Net Income (Loss)                        $         122,918    $         139,181      $         428,342    $          581,478
                                         ==================   ==================     ==================   ===================

Net Income (Loss) Per Share              $            0.01    $            0.01      $            0.02    $             0.04
                                         ==================   ==================     ==================   ===================

Weighted Average Shares Outstanding             18,960,174           16,013,816             18,960,174            15,971,989
                                         ==================   ==================     ==================   ===================





              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        6

                        IDIGlobal, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                               2005                 2004
                                                                        -----------------    ----------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                     $        428,342     $       581,478
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization                                                  92,010              72,336
     Deferred Income Taxes                                                        23,567              18,214
     Deposits                                                                      3,195              (9,900)
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                                         (55,625)           (438,635)
     Other Receivables                                                              (550)                  -
     Inventories                                                                       -                 499
     Prepaid expenses                                                                  -              57,256
     Increase (Decrease) in:
     Accounts Payable                                                            331,600             (38,925)
     Accrued Expenses                                                             31,776             624,833
     Reserved for Refunds and Chargebacks                                         (2,098)             17,659
                                                                        -----------------    ----------------

  Net Cash Provided(Used) by Operating Activities                                852,217             884,815

Cash Flows from Investing Activities:
  Payments for Notes Receivable                                                        -            (168,000)
  Purchase of Software and Equipment                                             (78,975)           (139,050)
  Advances to related party                                                      (20,000)           (183,090)
  Cash Paid for Acquisition of Subsidiary                                     (1,796,599)            (50,000)
  Cash Overdraft Acquired from Acquisition of Subsidiary                               -              (4,185)
                                                                        -----------------    ----------------

  Net Cash Provided (Used) by Investing Activities                            (1,895,574)           (544,325)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Notes Payable                                        195,527             150,000
  Proceeds from Stock Issuance                                                       899              18,475
  Proceeds from Line of Credit                                                         -                   -
  Principal Payments on Line of Credit                                           (23,079)                  -
  Principal Payments on Notes Payable                                            (11,978)                  -
                                                                        -----------------    ----------------

  Net Cash Provided (Used) by Financing Activities                               161,369             168,475
                                                                        -----------------    ----------------

Increase (Decrease) in Cash                                                     (881,988)            508,965

Cash and Cash Equivalents at Beginning of Period                               2,786,425           1,649,187
                                                                        -----------------    ----------------

Cash and Cash Equivalents at End of Period                              $      1,904,437     $     2,158,152
                                                                        =================    ================


        The accompanying notes are an integral part of these consolidated financial statements.
                                        7

                        IDIGlobal, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                 For the Six Months Ended
                                       June 30,
                       -----------------------------------------
                             2005                   2004
                       -----------------      ------------------

Cash Paid For:
  Interest             $              -       $               -
                       =================      ==================
  Income Taxes         $              -       $               -
                       =================      ==================


              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        8

                        IDI Global, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                  June 30, 2005

GENERAL

         IDI Global, Inc. and Subsidiaries, (the "Company"), has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended June 30, 2005, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ASSET PURCHASE

         On January 14, 2005, the Company entered into an Asset Purchase Agreement with Mentoring of America, LLC, a Utah limited liability company and HG Marketing, Inc. (HG), a Nevada corporation pursuant to which HG agreed to sell to the Company certain assets and rights used in the operation of a call center business located in St. George, UT. The purchase price was the assumption of certain liabilities of the sales and marketing operation, $1,800,000 in cash, warrants to purchase up to 2,500,000 shares of the Company's common stock, which become exercisable between 2008 and 2012 at exercise prices escalating annually from $0.80 to $1.80, and the issuance of 4,356,436 shares of the Company common stock to escrow, which will be released based upon the performance of the sales and marketing operation over the first two years of operations.

RELATED PARTY TRANSACTION

         On January 14, 2005, an officer loaned the Company $195,528. The note bears interest at 12%, is payable on demand, and is convertible into the Company's common stock at $0.30 per share.

In this report, references to "IDI Global," "we," "us," and "our" refer to IDI Global, Inc. and its subsidiaries.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance, identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Executive Overview

IDI Global is a holding company with four wholly owned subsidiaries: Internet Development, Inc. ("Internet Development"); Chief Financial, Inc. ("Chief Financial"); Sports Media International, Inc. ("Sports Media"); and IDI Small Business, Inc. (IDISB).

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

Chief Financial, Inc. was originally acquired to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities, etc.

IDI Small Business (IDISB) was incorporated in January 2005 as IDI Global's wholly owned subsidiary. It was established to house and manage specific divisions of our direct marketing operations located in St. George, Utah. IDISB acquired the assets of HG Marketing and then combined the assets with Professional Consulting Services (PCS), in Saint George, Utah. The express purpose for this combination is to reduce cost of sales and dramatically increase profitability. HG Marketing owned the rights to one of the best "lead sources" in the small office / home office sector. These highly qualified leads significantly increase sales, and reduce the Company's cost of acquiring leads from other sources.

Sports Media, Inc. (SMI) operates as a sports advertising, media and marketing company. It is primarily engaged in the business of selling sports related promotional programs, advertising, and marketing initiatives to large corporate clients. One of SMI's primary vehicles for offering sports-related packages is a preferred partnership agreement with ESPN Radio Sports Marketing and ABC Radio Sales. The purpose of the preferred partnership agreement is to combine the efforts of these three companies in order to leverage sports marketing brands, media, and promotional value for client campaigns. SMI was acquired to provide entry of IDI's Internet Service Products through reward-based affinity marketing to targeted athletic teams and an affinity driven fan base.

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

In early 2004, the acquisition of Chief Financial, Inc., helped to expand the distribution of IDI Global's products and offerings to the Small Office/Home Office ("SOHO") market. We reinvested our positive cash flow in the first half of 2004, in a new center in Salt Lake City, Utah, and into growing an additional sales operation in Orem, Utah, both of which increased our revenues and targeted marketing activities.


At the end of 2004, we converted $1.3 million in debt into shares of our common stock. The conversion provided us with a twelve-month option, at our discretion, to repurchase the shares at $.53 cents a share. In December 2004, we obtained additional financing to fund an asset purchase of HG Marketing, which will further expand our sales and marketing operations in St. George, Utah.

For the quarter ended June 30, 2005, we recorded total revenue on a consolidated basis of $5,808,961, compared to total revenue of $8,822,722 for 2004. We recorded net income of $122,918 for the second quarter 2005 compared to net income of $139,181 for the second quarter 2004. The decreased revenue and net income for the quarter ending June 30, 2005 were primarily the result of small losses in the Array channel and a reduction in outsourced revenue as a result of bringing our sales and marketing efforts "in-house." The Company also paid higher lead cost for the second quarter in an effort to prove our marketing and sales ability to a new strategic partner and earn their long term business at a much reduced rate.

During 2004, Internet Development also introduced innovative programs that provided multiple revenue streams from our marketing efforts in our expanded sales and marketing centers. Introduction of new business partnerships and more profitable product offerings to our SOHO customers are creating long-term benefit to increase sales revenue through residual monthly payments, which will enable consistent growth of our recurring revenue stream. These innovations and partnerships have allowed the Salt Lake City, Saint George and Orem, Utah, facilities to grow more rapidly and become self-sustaining and profitable. In the fourth quarter of 2004, we made significant investments in Chief Financial and Professional Consulting to help streamline their operations and further increase long-term profitability.

During 2004, IDI Global expended a large amount of cash to create new "lead source" relationships, in an effort to reduce product costs. It was necessary for the Company to negotiate a short-term increase in lead costs in order to prove our capabilities and secure long-term agreements with very favorable returns for the Company. The third and fourth quarters of 2004 were negatively impacted by the short-term increase in cost. The first quarter of 2005 showed the value of securing these partner agreements and net profits are growing as a result of these transactions.

During 2004, the general economy was sluggish, with unemployment relatively high. This economic situation has positively impacted our business because, generally, when the economy suffers and unemployment is relatively high, individuals turn to small office and home office opportunities to replace or augment income. However, the sluggish economy also reduced available marketing dollars and adversely affected Sports Media. Additional challenges include increased competition within the direct sales industry for new clients as well as retaining our current clients. The competition comes both from other external vendors like IDI, as well as from companies determining to fulfill their web site needs internally and not use outside providers. These two trends combine to produce an increasingly competitive and challenging environment for our ARRAY product within the direct sales arena. Also, the demands on our resources to continue to fulfill orders and service current and new clients may be significant if sales increase.

Management may investigate additional acquisitions in order to acquire new technology. We cannot predict the manner in which we may complete future acquisitions, but Management will determine the method used based upon our thorough review of the opportunity and situation, related to our relative negotiating strength. Possible methods may include, but are not limited to, leases, purchase and sales agreements, licenses, joint ventures, asset purchase, and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization. We may also choose to acquire a business opportunity through the issuance of common stock or other securities, if it makes economic sense.

Liquidity and Capital Resources

We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances. However, we are unable to satisfy our total current liabilities with cash on hand. Also, we are dependent on the efforts of our subsidiaries and other third parties to increase sales and, thus, increase our cash balances.

Our revenues are primarily from product sales, Internet applications, and web-site hosting and training services. Our monthly cash outflow is mostly related to cost of sales (product cost) and general and administrative expenses. Net cash provided by operations for the 2005 six month period was $852,217 compared to net cash by operating activities of $884,815 for the 2004 six month period. The decrease in net cash provided by operations was mainly caused by a short-term increase in lead cost, legal fees, cost for financing, and increases in accounts payable.

Net cash used by investing activities was $1,895,574 for the 2005 six month period compared to $544,325 for the 2004 six month period. The 2005 six month period investing activities included an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation. Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing. IDI Small Business assumed certain liabilities of the sales and marketing operation, and paid $1,800,000 in cash. An operating agreement with Mentoring of America provides for monthly net income of $150,000 for the next 24 months. Approximately 4.3 million shares have been escrowed as compensation under the agreement. Shares are released from the escrow based on successful delivery of the required monthly operating cash, per the terms of our operating agreement.

Financing
Our sources of financing include loans and sales of common stock. Net cash provided by financing activities was $161,369 for the 2005 six month period compared to net cash provided by financing activities of $168,475 for the 2004 six month period. Proceeds from notes payable and stock issuances were the sources of the financing activities for the 2005 and the 2004 six month periods. We used the proceeds from our financing activities to complete the asset purchase of HG Marketing.

On December 24, 2004, we entered into a Term Credit Agreement (the Credit Agreement) with Hong Kong League Central Credit Union and SBI Advisors, LLC (SBI Advisors). Under this Credit Agreement, we received a loan in the principal amount of $1,750,000 and will pay interest of 2.0% per month. The loan is payable in full by August 24, 2005, or if we elect to extend the term of repayment, by December 23, 2005. In connection with the Credit Agreement, we entered into a Securities Purchase Agreement (the Purchase Agreement) with SBI Brightline X LLC (SBI Brightline). Under the Purchase Agreement, we may sell up to 3,428,570 shares of IDI Global common stock at $0.70 per share to SBI

Brightline. We may put eighteen separate 200,000-share tranches to SBI Brightline, which it must purchase at $140,000 each. The potential proceeds to us from this Purchase Agreement could be as much as $2.4 million, less applicable fees.

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

As of June 30, 2005, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement.

At June 30, 2005, we had total current liabilities of $3,774,341, and had notes payable totaling $2,254,527, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $504,527 in notes payable to Kevin R. Griffith, IDI Global's CEO. In December 2004, we converted approximately $1.3 million of notes payable to First Equity Holdings into 2,588,364 shares of common stock.

At June 30, 2005, our total current liabilities also included accrued expenses of $829,547, primarily related to deferred compensation, accrued interest, and payroll liabilities. Accounts payable of $457,794 and reserves for refunds and charge-backs of $232,290 added to our total current liabilities.

Off-balance Sheet Arrangements - None.

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media, IDISB, and Chief Financial. These discussions summarize our financial statements for the six month periods ended June 30, 2004 and 2005, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

         Summary Comparison of 2004 and 2005 Three and Six month Periods

                                    Three months     Three months      Six months       Six months
                                        ended           ended             ended            ended
                                    June 30, 2004    June 30, 2005     June 30, 2004    June 30, 2005
                                ------------------ ----------------- ---------------- ---------------

Total revenue                   $     8,822,722    $   5,808,961     $ 16,944,195     $ 12,765,244

Total cost of sales                   6,570,722        4,125,892       11,988,856        9,340,225

Gross profit                          2,252,000        1,683,069        4,955,339        3,425,019

Total operating expenses              2,165,873        1,421,057        4,394,228        2,732,502

Net operating income (loss)              86,127          262,012          561,111          692,517

Total other income (expense)             13,426         (129,104)          38,581         (240,608)

Total income tax  expense               (39,628)           9,990           18,214           23,567

Net income                              139,181          122,918          581,478          428,342

Net earnings (loss) per share   $          0.01    $        0.01     $       0.04     $       0.02

Total revenues decreased primarily as a result of a temporary increase in lead costs to secure a new business relationship, a small decrease in revenue from the Array channel, and a decrease in sales volume for sales and marketing activities that were historically outsourced with several strategic partners. Total revenues decreased from approximately $8.8 million for the three month period ended June 30, 2004 (the "2004 second quarter") to approximately $5.8 million for the three month period ended June 30, 2005 (the "2005 second quarter"). In addition, total revenues decreased from approximately $16.9 million for the six month period ended June 30, 2004 to approximately $12.8 million for the for the six month period ended June 30, 2005.

Cost of sales has decreased along with total revenues for the 2005 periods. Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third-party products and services. For the 2005 six month period, total cost of sales was 73.1% of total sales compared to 70.8% of total sales for the 2004 six month period. Total cost of sales was 71.0% of total sales for the 2005 second quarter compared to 74.5% of total sales for the 2004 second quarter.

As a result of decreases in revenues, our gross profit decreased from approximately $5.0 million for the 2004 six month period to approximately $3.4 million for the 2005 six month period. In addition, our gross profit decreased from approximately $2.3 million for the 2004 second quarter to approximately $1.7 million for the 2005 second quarter.

Total operating expenses include salaries and benefits, rental of office space, professional fees and other general office expenses. Operating expenses for the second quarter 2005 were 34% less than the total operating expenses for second quarter of 2004. This significant decrease is the result of the management contract with HG Marketing, which stipulates that HG Marketing is responsible for all expenses related to Professional Consulting Services (PCS) as of Jan 14, 2005.

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

As a result of the above, we recorded net income for both the 2005 and 2004 six month period and the second quarter. We recorded a net income for the 2005 second quarter primarily as a result of decreases in general and administrative expenses. Net income per share for the 2005 six month period was $0.02 compared to $0.04 for the 2004 six month period and was $0.01 for the 2005 second quarter compared to $0.01 for the 2004 second quarter.


                            Summary of Balance Sheet

                                            December 31, 2004                   June 30, 2005
                                            ------------------                  -------------
                                                                                (Unaudited)

Cash                                        $    1,882,297                      $    997,171

Total current assets                             3,245,700                         2,476,900

Total assets                                     8,151,388                         9,102,378

Total current liabilities                        3,252,592                         3,774,341

Total liabilities                                3,272,912                         3,794,661

Retained earnings (deficit)                     (2,060,573)                       (1,632,231)

Total stockholders equity                   $    4,878,476                      $  5,307,717

The decrease of total current assets at June 30, 2005, compared to the year ended December 31, 2004, was primarily the result of decreases in cash, caused by the outlay for the asset purchase with Mentoring of America and HG Marketing. Another substantial change was the increase in notes receivable. This was caused by a portion of the loan with New Connexions coming due this year. In addition, our total assets increased at June 30, 2005, primarily due to an increase of goodwill and advances to a related party. Goodwill increased $1,791,599 as a result of our asset purchase with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation, in January 2005.

Total current liabilities and total liabilities increased at June 30, 2005, compared to the year ended December 31, 2004 primarily due to increases in accounts payable and notes payable. However, our retained deficit decreased significantly at June 30, 2005, compared to the year ended December 31, 2004.

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

         IDISB's marketing approach is subject to federal regulations, which, if changed, could restrict or eliminate its operations.

      The Federal Trade Commission and Federal Communications Commission establish direct marketing regulations which govern how direct marketing companies perform their marketing activities. Promotion and advertising groups that supply customer information to IDI Small Business, are required to comply with SPAM legislation. IDI Small Business relies, in part, on companies that provide and generate qualified sales leads, and many of these companies are subject to SPAM legislation. In the event that a company that provides sales leads to our subsidiaries violates the SPAM legislation, our subsidiaries likely would have to find another source of leads to replace those lost.

      In addition, Cardholder Information Security Policy requirements, which will take effect March 1, 2005, add complexity and cost to the merchant account process. These requirements are measures designed to provide greater security to credit card holders. Major credit card companies and regulatory and legislative bodies imposed these measures to protect and safeguard confidential cardholder information contained in databases such as those maintained by IDI Small Business. Further regulation in this area could cause processing delays or disruptions that could be damaging to our business. Alternatively, additional regulations could further restrict our operations, effectively curtailing or eliminating the marketing approach of these subsidiaries.

ITEM 3. CONTROLS AND PROCEDURES

IDIGlobal's Chief Executive Officer has evaluated our disclosure controls and procedures and concluded that our controls and procedures were effective as of the end of the period covered by this report.

Management determined that there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In March 2005, two former employees, Ryan Romero and Jeremy Hall, filed suit against IDI Global in the 4th Judicial District Court, Provo Department, State of Utah (Civil No. 050400572). The suit alleges that Romero and Hall are entitled to options that were allegedly promised to them in connection with the termination of their employment. We filed our answer and discovery is proceeding. We deny these allegations, and intend to defend vigorously against this suit.

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

On May 5, 2005, Newave, Inc., filed suit against IDI Global and Chief Financial in the Superior Court of the State of California, for the County of Santa Barbara (Case No. 1167126). The complaint claims breach of contract and unjust enrichment by IDI Global and Chief Financial, and seeks damages in excess of $150,000 plus costs. IDI Global's answer is due at the end of August 2005. We deny the allegations in the complaint, and intend to defend vigorously against this suit.

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


                           IDI GLOBAL, INC.




Date: August 15, 2005      By: /s/ Kevin R. Griffith
                           Kevin R. Griffith
                           President, Chief Executive Officer,
                           Principal Financial Officer and
                           Chief Accounting Officer