Form 10QSB
period 2005-09-30
IDI GLOBAL INC
filed 2005-11-18
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

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

Issuer’s telephone number, including area code: (801) 224-4444

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check made whether the registrant is a shell company (as defined in rule 12b-2 of the exchange Act).   Yes [  ] No [X]

As of November 8, 2005, IDI Global, Inc., had 19,460,174 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis

11

Item 3. Control and Procedures

21

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 6. Exhibits

23

Signatures

24

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three- and nine-month periods ended September 30, 2005 and 2004 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of results to be expected for any subsequent period, as explained in Management’s Discussion and Analysis below.

IDI Global, Inc. and Subsidiaries

Consolidated Financial Statements

September 30, 2005

IDIGlobal, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2005	2004

Current Assets
Cash	$ 935,580	$1,882,297
Restricted Cash	909,990	904,128
Accounts Receivable, net	199,107	133,236
Other Receivables, net	32,960	26,597
Advances to Related Party	-	23,785
Note Receivable - Related Party	131,034	50,236
Inventory	6,300	6,300
Prepaid expenses	219,121	219,121

Total Current Assets	2,434,092	3,245,700

Software Development and Equipment, Net	306,170	336,114

Other Assets
Deferred Income Taxes	124,326	154,565
Deferred financing costs	137,142	153,600
Deposits	241,721	241,721
Investments	151,200	151,200
Note Receivable - Related Party	990,791	1,027,804
Goodwill	4,637,139	2,840,684

Total Other Assets	6,282,319	4,569,574

Total Assets	$ 9,022,581	$8,151,388

Note: The Balance Sheet of December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2005	2004
Current Liabilities
Accounts Payable	$ 261,740	$ 126,194
Accrued Expenses	839,506	797,853
Income Taxes Payable	183	100
Reserve for Refunds and Chargebacks	232,290	234,388
Line of credit	-	23,079
Notes Payable - Related Party	504,527	320,978
Notes Payable	1,750,000	1,750,000

Total Current Liabilities	3,588,246	3,252,592

Contingencies	-	-

Deferred Income Tax Liability	20,320	20,320

Total Liabilities	3,608,566	3,272,912

Stockholders' Equity
Common Stock, Authorized 50,000,000 Shares, $.001 Par Value,
Issued and Outstanding 23,616,608 and 18,960,174, Respectively	19,460	18,960
Additional Paid in Capital	6,998,488	6,920,089
Retained Earnings (Deficit)	(1,525,933)	(2,060,573)
Prepaid consulting fees	(78,000)	-

Total Stockholders' Equity	5,414,015	4,878,476

Total Liabilities and Stockholders' Equity	$ 9,022,581	$8,151,388

Note: The Balance Sheet of December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues, Net
Product Sales	$ 4,317,853	$ 6,444,977	$ 15,677,036	$ 20,798,532
Training Revenues	519,247	396,311	1,925,308	2,986,951

Total Revenues	4,837,100	6,841,288	17,602,344	23,785,483

Cost of Sales
Product Costs	2,942,665	4,496,571	11,573,952	15,031,053
Training Costs	261,806	199,821	970,744	1,654,195
Total cost of sales	3,204,471	4,696,392	12,544,696	16,685,248

Gross Profit (Loss)	1,632,629	2,144,896	5,057,648	7,100,235

Operating Expenses
General & Administrative	1,303,598	2,648,495	4,126,100	7,042,723

Total Operating Expenses	1,303,598	2,648,495	4,126,100	7,042,723

Net Operating Income (Loss)	329,031	(503,599)	931,548	57,512

Other Income(Expense)
Interest Income	2,772	919	7,874	2,693
Interest Expense	(172,776)	(15,521)	(440,398)	(102,697)
Other Income (Expense)	43,842	99,180	65,754	223,163

Total Other Income(Expense)	(126,162)	84,578	(366,770)	123,159

Income (Loss) Before Income Taxes	202,869	(419,021)	564,778	180,671

Income Tax Expense
Income Tax Expense	-	-	-	-
Deferred Income Tax (Benefit) Expense	6,571	(39,606)	30,138	(21,392)

Total Income Tax Expense	6,571	(39,606)	30,138	(21,392)

Net Income (Loss)	$ 196,298	$ (379,415)	$ 534,640	$ 202,063

Net Income (Loss) Per Share	$ 0.01	$ (0.02)	$ 0.03	$ 0.01

Weighted Average Shares Outstanding	19,460,174	16,020,483	19,296,804	15,988,093
The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$ 534,640	$ 202,063
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	126,688	101,948
Bad Debt Expense	-	143,000
Deferred Income Taxes	30,239	(21,392)
Deposits	-	(9,900)
Stock Issued for Services & Accrued Expenses	500	-
Finance Charge Included in Principal of Notes Payable	-	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(65,871)	(89,151)
Other Receivables	(6,363)	(75,235)
Inventories	-	-
Prepaid expenses	-	3,481
Employee Advances	-	(1,850)
Increase (Decrease) in:
Accounts Payable	135,546	60,393
Accrued Expenses	41,736	756,439
Reserved for Refunds and Chargebacks	(2,098)	(26,322)

Net Cash Provided(Used) by Operating Activities	795,017	1,043,474

Cash Flows from Investing Activities:
Payments for Notes Receivable	-	(168,000)
Proceeds from Notes Receivable	-	5,000
Purchase of Software and Equipment	(80,286)	(143,992)
Advances to related party	(20,000)	(182,068)
Cash Paid for Acquisition of Subsidiary	(1,796,455)	(50,000)
Cash Overdraft Acquired from Acquisition of Subsidiary	-	(4,185)

Net Cash Provided (Used) by Investing Activities	(1,896,741)	(543,245)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	195,527	150,000
Proceeds from Stock Issuance	399	18,475
Proceeds from Line of Credit	-	-
Principal Payments on Line of Credit	(23,079)	-
Principal Payments on Notes Payable	(11,978)	-

Net Cash Provided (Used) by Financing Activities	160,869	168,475

Increase (Decrease) in Cash	(940,855)	668,704

Cash and Cash Equivalents at Beginning of Period	2,786,425	1,649,187

Cash and Cash Equivalents at End of Period	$ 1,845,570	$ 2,317,891
The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows (Continued)

For the Nine Months Ended
September 30,
	2005	2004

Cash Paid For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:
Stock Issued for Services & Accrued Interest	$ -	$ -
Stock Issued for Note Payable	$ -	$ -
Stock Issued for Acquisition of Subsidiary	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

September 30, 2005

GENERAL

IDI Global, Inc. and its Subsidiaries (the “Company”) has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended September 30, 2005, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ASSET PURCHASE

On January 14, 2005, the Company entered into an Asset Purchase Agreement with Mentoring of America, LLC, a Utah limited liability company and HG Marketing, Inc. (HG), a Nevada corporation pursuant to which HG agreed to sell to the Company certain assets and rights used in the operation of a call center business located in St. George, UT.  The purchase price was the assumption of certain liabilities of the sales and marketing operation, $1,800,000 in cash, warrants to purchase up to 2,500,000 shares of the Company’s common stock, which become exercisable between 2008 and 2012 at exercise prices escalating annually from $0.80 to $1.80, and the issuance of 4,356,436 shares of the Company’s common stock to escrow, which will be released based upon the performance of the sales and marketing operation over the first two years of operations.

IDI Small Business, a wholly owned subsidiary of IDI Global, Inc. entered into an agreement to purchase the assets of Hire Solutions, LLC (“Hire”), a business that provides training and other services regarding job placement opportunities and transactions.  IDI Small Business, Inc. purchased all of the assets utilized in the operation of the Business, and obtained all rights and interests required to assume control and operation of the Business.  IDI Small Business, Inc also executed an employment agreement with the owner and founder of Hire Solutions, LLC for the continued executive leadership and development of the assets purchased in the above mentioned transaction.  The purchase price was 294,118 shares of IDI Global, Inc. stock. The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hire exercised the put.  However, because as of the date of this report the sale channel had not yet generated at least $100,000 in net income, the Company was not yet required to pay the purchase price in cash.

RELATED PARTY TRANSACTION

On January 14, 2005, an officer loaned the Company $195,528.  The note bears interest at 12%, is payable on demand, and is convertible into the Company’s common stock at $0.30 per share.

A prior period adjustment of a payroll accrual to an officer of the Company for $15,000 per month was made in the first and second quarter of 2005. This adjustment has been made in the year to date numbers for September 30, 2005.

CONTINGENCIES

In July 2005, the Company entered into an agreement to acquire certain exclusive rights to computer software for lead generation.  The agreed upon purchase price is $100,000 contingent upon the division achieving net income of $100,000. Pursuant to the agreement, the Company hired the principal of Hire and has committed to a salary of $120,000.  Because of the uncertainty of the software generating any net income, the Company will record the contingent purchase price when the benchmark is attained.

In this report, references to “IDI Global,” “we,” “us,” and “our” refer to IDI Global, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance, identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.  We have consistently applied these policies in all material respects.  These policies primarily address matters of expense recognition and revenue recognition, including income tax liabilities, deferred tax, and the calculation for reserve of returns and charge-backs.  Investors are cautioned that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially.  Management does not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Executive Overview

IDI Global is a holding company with four wholly owned subsidiaries: Internet Development, Inc. (“Internet Development”); Chief Financial, Inc. (“Chief Financial”); Sports Media International, Inc. (“Sports Media”); and IDI Small Business, Inc. (IDISB).

Internet Development is an Internet application service provider offering web solutions and related business packages to companies and individuals in North America as well as globally.  Internet Development designs, develops and markets software applications for large organizations and small businesses to exploit the full capabilities of the Internet, including communications, marketing, information management, and e-commerce.  Its flagship products include ARRAY® and Quicksite Builder.  The ARRAY® technology enables large and small organizations to deploy, integrate and interact with a network of e-commerce enabled affiliate web sites, while maintaining a consistent, unified brand image for the organization as a whole.  In short, ARRAY® allows a company to provide a very high level of functionality and online business features to its representatives, while maintaining communication with the organization and control of the corporate image.  ARRAY® features include corporate administrative control, custom design options for the individual user, E-commerce and shopping cart capability, marketing tools, contact center (email, calendar, to-do list, and address book), online presentation manager, point and click website editor, message boards, and other business management features.  The Quicksite Builder allows a small business or individual user to quickly, and without programming knowledge, build a functional, e-commerce enabled website.  Its features include auto-responders, advanced shopping cart utility, banners and email showcases, search engine marketing tools, domain name setup, detailed site traffic statistics, secure online ordering and transaction processing, and backend order tracking.

Array generates revenue primarily from hosting arrangements, but could also be considered to generate revenue from sale of software, and product sales depending on how it is described.

Sales of the Array software and related services generate revenue in three ways.  First, custom development of the software by IDI programmers and designers, in order to fit the exact needs of a client, is bid on a per project basis, and payment is received in one-time fees for that work.  Second, the implementation of a particular Array software solution for a specific client is done within a hosting arrangement, where the end user or individual subscriber to the software pays a monthly fee, which is processed and collected by IDI in most cases; and IDI hosts the application and supports the software ongoing.  Third, some larger companies with thousands of representatives choose to license the software and pay IDI an annual license fee that is not tied as closely to the number of individual subscribers, and may or may not be hosted by IDI.  In this scenario, IDI does not process and collect end user payments; we simply invoice the corporate entity for the annual license due.  To date, IDI has never sold the software outright, in which the client purchases the software fully and owns the code - being responsible to maintain and support the application themselves.

In the second scenario above, which is most common, IDI normally remits a portion of the collected revenues back to the corporate entity according to contractual agreements, as long as a minimum amount due each month to IDI has been met and satisfied.

Most Array contracts are established with the corporate entity on a term of 1-2 years, with a variety of performance measurements in place for IDI's software and services, such as 99.7% up-time for the subscriber websites.  Individual subscribers agree to certain terms & conditions and may cancel at any time prior to the next anniversary date in which their next payment will be processed.  Most contracts with the corporate entity auto-renew at the end of the initial term in one-year increments, requiring 60 or 90 days' notice to terminate by either party.  Payments due to IDI by the corporate entity are given net 20 terms with a 1.5% late fee.

Within the Small Office/Home Office (SOHO) division, we enter into agreements for qualified leads of clients and potential clients who have shown a propensity for the products and services that IDI provides. We also generate our own leads. A lead is a qualified prospect seeking educational support in Real Estate Investing Education, Internet Technology, and Electronic Commerce Education (e.g., eBay or Web Site Business Integration), Stock Trading Education, and Professional Recruiting Strategies.

At times, IDI pays for custom development of products and services that better respond to the needs of these “opt-in” and highly qualified prospects. These joint-venture relationships, licensing agreements, and sometimes temporary outsourced solutions involve products and services related to educational support for these training fields, training specific products, marketing, and occasionally technology products.

During the initial contact with these prospects, before they have officially become an IDI client, all of the products that are sold are delivered via shipped collateral, downloads available in real-time, or at the point-of-sale at a live, on-site seminar. These products are immediately received and all performance obligations to the clients have been met with the exception of a product review period, which at the minimum is three days from receipt of the product to an occasional 30-day window.

Our performance obligations to our telesales clients are to deliver via shipping printed or packaged collateral precisely what has been outlined in their purchase agreement. Each order includes a detailed copy of the purchase agreement for written notification and clarification. In addition to the shipped products, we provide the exact training and/or seminar sessions that assist the client in providing the proper infrastructure for further development of successful strategies and greater product integration into those strategies.

At the point that a client agrees to purchase a telesales package, he/she is then transferred to a compliance specialist. This is an administrative office and function that independently maintains the integrity of our sales processes and records detailed and specific information related to the client’s understanding and commitment to the program he/she purchased. In return, the client also gives his/her acceptance to the terms and conditions of the purchase agreement. The compliance call is scripted and recorded. The client is also told by the compliance specialist that the call is being recorded.

The compliance call also ensures that the client has not been promised anything other than trainings and materials to be delivered within a set or specific time period. The call also ensures that no earnings claims have been presented. The client must also understand and accept the charges, verification of charge card and billing information, the finality of all sales, and the recognition that there are no refunds or money back guarantees after the specified grace period.

Within two business days, the client is charged, and the sale is considered complete. In some instances, the client pays by check, in which case, the sale is considered complete upon receipt of the check. Within three business days of a completed sale, a client is shipped any physical product purchased (software or certificates), and they are called by our coaching and training department to schedule any training sessions purchased.

The customer answers questions regarding the professionalism of our sales staff to ensure that high-pressure tactics played no role in the decision making process. We also establish the necessary customer service and client retention personnel who are specifically assigned to that client for issues, support, and clarification.

Our product base that is offered to our clients changes each month and we identify new product strategies that are a better customized fit for our client. The general model that we follow for product development is as follows:

-

Identify an outsource product that presents a recognizable advantage and solution over our current product offering.

-

Integrate a short-term testing and product integration strategy for that product and track the net success via client feedback and sales growth.

-

Follow our standard migration strategy that delivers successful outsourced products and joint-venture products to an IDI acquisition, licensing, or development agreement.

Our products currently offered and under our development model by IDI and its subsidiaries, Hire Solutions, Chuck Mullaney and Pajama Executive, and Real Estate Trends, and other lead relationship programs are as follows:

Seminar Trainings and Mentoring

We offer live training sessions that educate students on the strategies they have selected in the general business directions outlined above. These trainings are sometimes available on the web, in teleconferences, live trainings, or seminars, and we give follow up mentoring sessions and proactive customer service calls to our clients that are generally one-on-one and client-specific.

We warrantee this portion of our product offering with service commitments to our clients that ensure our continued ongoing support for students in the program if they are fulfilling the assignments set forth through these training vehicles. Any continued obligation to students under these circumstances does not affect revenue or expense recognition since the obligations are fulfilled by standard IDI employees whose salaries or wages are already accounted for and expensed.

Web-Based Products, Software, and Tools

The web-based products, software, and tools offered to our clients complement our services and offer a very fluid component. Because of our presence as a leading provider of software and applications to companies like Tupperware, Avon, Shasta, and more, we are often directly approached by companies or individuals that would like us to test and/or integrate their products into our SOHO channels.

As outlined above, we have a defined process for reviewing, testing, and integrating products or services into our various channels.

Currently we offer the following as IDI products that have been reviewed, tested, and strategically integrated into short and long-term SOHO channels:  Search Engine Optimization, Traffic, and Advertising Tools and Products. These products are specifically designed to assist clients in generating exposure for their web-based businesses. Some of these products offer guaranteed percentages or numbers of visitors to a client’s web sites, and our performance obligation continues until a defined percentage or number of visitors has been reached.

eBay Research Software and Tools

Our subsidiary IDI Small Business, Inc. has developed eBay and web-specific tools that are provided via CD-ROM that allow clients to extensively research online auctions, products, and other web products to determine pricing and marketing trends.

A standard tool offered for web-business automation is an auto-responder tool. These tools integrate with web sites, web builders, and other web-based software to collect by request a customer’s information in exchange for a free drawing, subscription to an email, or a newsletter.

VIP Members Only Support Access Forum

We have available a web-based support forum that allows clients immediate and continued access to our highest level expert help. We also post all of our live trainings, which are recorded, to this forum for repeated and unfettered access to students who are enrolled in the program. All of our on-demand training tools that we ship are also available through this web-portal so that system compatibility and mail delivery problems are completely mitigated.

Audio Training Courses, DVDs Training Supplements

Training sessions or other audio recordings are available to students on CD-Rom for strategic reinforcement of the core business and marketing ideas that fuel all our programs. Often these audio or DVD trainings are bundled and shipped as a group (e.g.,  three eBay training DVDs are shipped as the initial part of every eBay package that we sell, but those three DVDs are not available separately from the bundled package).

Business incorporation packages and tax strategies for new and/or small businesses are also available to our clients. These products are always represented and sold as a separate strategic partnership to IDI because this area of expertise is outside of IDI’s core business model. We have no plans to incorporate these products directly into our base offering, but we maintain a management agreement with the companies that provide these services to ensure that the products remain consistent with our SOHO channels and their client expectations.

Printed Materials and Training Manuals

In addition to web-based training, support tools, and software applications, we offer students comprehensive printed collateral that corresponds to their particular educational choices.  Our on-staff editor and ghost writer enables us to quickly create or edit printed solutions for IDI clients. We partner with experts and then undertake IDI-funded and controlled development projects to fill any gaps in print work or course material that is offered by IDI or its partners. Our programs generally include multi-binder training guides or coaching manuals that serve as a support mechanism to the live trainings, as well as a curriculum guide for the overall direction of the program. Effectively, these print solutions are a comprehensive syllabus with very detailed information and strategies that outline and define the courses.

During this quarter, IDI has strengthened its relationships with several of the largest Internet media buyers in the country. By improving our ability to create Internet-generated leads, we will have better and more consistent lead sources. As a result, this consistent flow of leads will provide the company with higher profit margins than the company has experienced in previous quarters. Leveraging the ability to create leads has enabled the Company to secure partnerships with several of the top seminar speakers in the Real Estate industry.

IDI Small Business (IDISB) was incorporated in January 2005 as IDI Global’s wholly owned subsidiary.  It was established to house and manage specific divisions of our direct marketing operations located in St. George, Utah. IDISB acquired the assets of HG Marketing and then combined the assets with Professional Consulting Services (PCS), in Saint George, Utah. The express purpose for this combination is to reduce cost of sales and dramatically increase profitability.  HG Marketing owned the rights to one of the best “lead sources” in the small office / home office sector.  These highly qualified leads significantly increase sales, and reduce the Company’s cost of acquiring leads from other sources.

In October 2003, we diversified our revenue sources with the acquisition of Integrated Communication Systems, which became Sports Media, Inc.  Sports Media, Inc. (SMI) operates as a sports advertising, media and marketing company.  It is primarily engaged in the business of selling sports-related promotional programs, advertising, and marketing initiatives to large corporate clients.  One of SMI’s primary vehicles for offering sports-related packages is a preferred partnership agreement with ESPN Radio Sports Marketing and ABC Radio Sales.  The purpose of the preferred partnership agreement is to combine the efforts of these three companies in order to leverage sports marketing brands, media, and promotional value for client campaigns.  SMI was acquired to provide entry of IDI’s Internet Service Products through reward-based affinity marketing to targeted athletic teams and an affinity driven fan base.

Between 2003 and 2005, we expanded our business through strategic partnerships, acquisitions and internal build-out of sales and marketing centers.  We continue to focus on strategic alliances and efficiencies of our lead sources and sales centers in order to increase our margins and profitability.  In addition, Internet Development’s Array Express program, which was implemented as a new development and financial model for the ARRAY® software, continues to be received well.  This model allows for small and mid-size companies to more easily take advantage of the tremendous value of the ARRAY® technology by making it more affordable, while still securing significant residual revenues for IDI but requiring less demanding and time-consuming development for each new client.  Because management anticipates that this model will alleviate the cost barriers for some potential clients, while also streamlining the resource requirement for IDI, the program creates a win-win scenario and will make the ARRAY® product a more appealing solution to all direct sales companies, small as well as large.  IDI has recently added to its Array® offering an annual license arrangement for larger companies that makes the software and program extremely appealing for organizations with thousands of representatives.  Management believes that these various models for the Array technology will enable the company to better meet the needs of all companies within the direct sales industry.

In early 2004, the acquisition of Chief Financial, Inc., helped to expand the distribution of IDI Global's products and offerings to the Small Office/Home Office (“SOHO”) market.  We reinvested our positive cash flow in the first half of 2004, in a new center in Salt Lake City, Utah, and into growing an additional sales operation in Orem, Utah, both of which increased our revenues and targeted marketing activities.  Nearly all of our active sales centers have been consolidated into our subsidiary IDI Small Business, a Utah corporation.

At the end of 2004, we converted $1.3 million in debt into shares of our common stock.  The conversion provided us with a twelve-month option, at our discretion, to repurchase the shares at $.53 cents a share.  In December 2004, we obtained additional financing to fund an asset purchase of HG Marketing, which will further expand our sales and marketing operations in St. George, Utah.

For the quarter ended September 30, 2005, we recorded total revenue on a consolidated basis of $4,837,100, compared to total revenue of $6,841,288 for 2004.  We recorded net income of $196,298 for the third quarter 2005 compared to net income of ($379,415) for the third quarter 2004.  The decreased revenue for the quarter ending September 30, 2005 was due to a reduction in high-gross revenue / small-net income programs and clients that has had a positive impact on net earnings and profitability.  The result has been a substantial increase in net income of $202,063 for the nine-month period ended September 30, 2004 to $534,640 for the nine-month period ended September 30, 2005.

During 2004, Internet Development also introduced innovative programs that provided multiple revenue streams from our marketing efforts in our expanded sales centers.  Introduction of new business partnerships and more profitable product offerings to our SOHO customers are creating long-term benefit to increase sales revenue through residual monthly payments, which will enable consistent growth of our recurring revenue stream.  These innovations and partnerships have allowed the Salt Lake City, Saint George and Orem, Utah, facilities to grow more rapidly and become self-sustaining and profitable.  In the fourth quarter of 2004, we made significant investments in Chief Financial and Professional Consulting to help streamline their operations and further increase long-term profitability.

During 2004, IDI Global expended a large amount of cash to create new “lead source” relationships, in an effort to reduce product costs.  It was necessary for the Company to negotiate a short-term increase in lead costs in order to prove our capabilities and secure long-term agreements with very favorable returns for the Company.  The third and fourth quarters of 2004 were negatively impacted by the short-term increase in cost.  The first quarter of 2005 showed the value of securing these partner agreements and net profits are growing as a result of these transactions.  This trend has continued during second and third quarters of 2005, relative to 2004.

As in 2004, the general economy in 2005 was sluggish, with unemployment relatively high.  This economic situation has positively impacted our business because, generally, when the economy suffers and unemployment is relatively high, individuals turn to small office and home office opportunities to replace or augment income.  However, the sluggish economy also reduced available marketing dollars and adversely affected Sports Media.  Additional challenges include increased competition within the direct sales industry for new clients as well as retaining our current clients.  The competition comes both from other external vendors like IDI, as well as from companies determining to fulfill their web site needs internally and not use outside providers.  These two trends combine to produce an increasingly competitive and challenging environment for our ARRAY product within the direct sales arena.  Also, the demands on our resources to continue to fulfill orders and service current and new clients may be significant if sales increase.

IDI Small Business, a wholly owned subsidiary of IDI Global, Inc. entered into an agreement to purchase the assets of Hire Solutions, LLC (“Hire”), a business that provides training and other services regarding job placement opportunities and transactions.  IDI Small Business, Inc. purchased all of the assets utilized in the operation of the Business, and obtained all rights and interests required to assume control and operation of the Business.  IDI Small Business, Inc also executed an employment agreement with the owner and founder of Hire Solutions, LLC for the continued executive leadership and development of the assets purchased in the above mentioned transaction.  The purchase price was 294,118 shares of IDI Global, Inc. stock. The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hire exercised the put.  However, because as of the date of this report the sale channel had not yet generated at least $100,000 in net income, the Company was not yet required to pay the purchase price in cash.

Management may investigate additional acquisitions in order to acquire new technology.  We cannot predict the manner in which we may complete future acquisitions, but Management will determine the method used based upon our thorough review of the opportunity and situation, relative to our negotiating strength.  Possible methods may include, but are not limited to, leases, purchase and sales agreements, licenses, joint ventures, asset purchase, and other contractual arrangements.  We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.  We may also choose to acquire a business opportunity through the issuance of common stock or other securities, if it makes economic sense.

Liquidity and Capital Resources

We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances.  However, we are unable to satisfy our total current liabilities with cash on hand.  Also, we are dependent on the efforts of our subsidiaries and other third parties to increase sales and, thus, increase our cash balances.

Our revenues are primarily from product sales, Internet applications, and website hosting and training services.  Our monthly cash outflow is mostly related to cost of sales (product cost) and general and administrative expenses.  Net cash provided by operations for the 2005 nine-month period was $795,017 compared to net cash by operating activities of $1,043,474 for the 2004 nine-month period.  The decrease in net cash provided by operations was mainly caused by an increase in lead cost, legal fees, cost for financing, and a decrease in accrual payroll and taxes.

Net cash used by investing activities was $1,896,741 for the 2005 nine-month period compared to $543,245 for the 2004 nine-month period.  The 2005 nine-month period investing activities included an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation.  Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing.  IDI Small Business assumed certain liabilities of the sales and marketing operation, and paid $1,800,000 in cash.  An operating agreement with Mentoring of America provides for monthly net income of $150,000 for the next 24 months.  Approximately 4.3 million shares have been escrowed as compensation under the agreement.  Shares are released from the escrow based on successful delivery of the required monthly operating cash, per the terms of our operating agreement.

Financing

Our sources of financing include loans and sales of common stock.  Net cash provided by financing activities was $160,869 for the 2005 nine-month period compared to net cash provided by financing activities of $168,475 for the 2004 nine-month period.  Proceeds from notes payable and stock issuances were the sources of the financing activities for the 2005 and the 2004 nine-month periods.  We used the proceeds from our financing activities to complete the asset purchase of HG Marketing.

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

As of November 8, 2005, we owed $1,750,000, plus 2% interest, or an aggregate of $1,750,000, under the Credit Agreement.

At September 30, 2005, we had total current liabilities of $3,588,246, and had notes payable totaling $2,254,527, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $504,527 in notes payable to Kevin R. Griffith, IDI Global’s CEO.  In December 2004, we converted approximately $1.3 million of notes payable to First Equity Holdings into 2,588,364 shares of common stock.

At September 30, 2005, our total current liabilities also included accrued expenses of $839,506, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $261,740 and reserves for refunds and charge-backs of $232,290 added to our total current liabilities.

Off-balance Sheet Arrangements - None

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media, IDISB, and Chief Financial.  These discussions summarize our financial statements for the nine-month periods ended September 30, 2004 and 2005, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

Summary Comparison of 2004 and 2005 Three and Nine month Periods

Three months

Three months

Nine months

Nine months

    ended

     ended

     ended

     ended

Sept 30, 2004

Sept 30, 2005

Sept 30, 2004

Sept 30, 2005

Total revenue

$ 6,841,288

$ 4,837,100

23,785,483

17,602,344

Total cost of sales

   4,696,392

   3,204,471

16,685,248

12,544,696

Gross profit

   2,144,896

   1,632,629

  7,100,235

  5,057,648

Total operating expenses

   2,648,495

   1,303,598

  7,042,723

  4,126,100

Net operating income (loss)

    (503,599)

      329,031

       57,512

     931,548

Total other income (expense)

       84,578

     (126,162)

     123,159

    (366,770)

Total income tax

expense

      (39,606)

         6, 571

     (21,392)

       30,138

Net income

    (379,415)

      196,298

     202,063

     534,640

Net earnings (loss) per share

$        (0.02)

  $        0.01

           0.01

           0.03

While the company has seen a decrease in total gross revenue for the quarter and the 9-month period year to date, it is mainly due to a reduction in high-gross revenue with small-net income programs and clients that has had a positive impact on net earnings and profitability. The increase in net income has resulted in a substantial increase in net earnings per share - from $0.01 for the nine-month period ended September 30, 2004 to $0.03 for the nine-month period ended September 30, 2005. Total revenues were reduced as a result of a decrease in revenue from the Array channel of 1.8 million, and a decrease in sales volume in the small office / home office channel of 3.0 million for sales and marketing activities that were historically outsourced with several strategic partners.  Total revenues decreased from approximately $6.8 million for the three-month period ended September 30, 2004 (the “2004 third quarter”) to approximately $4.8 million for the three-month period ended September 30, 2005 (the “2005 third quarter”).  In addition, total revenues decreased from approximately $23.8 million for the nine-month period ended September 30, 2004 to approximately $17.6 million for the nine-month period ended September 30, 2005.  However, net income increased from ($379,415) for the three-month period ended September 30, 2004 (the “2004 third quarter”) to $196,298 for the three-month period ended September 30, 2005 (the “2005 third quarter”).  Additionally, the net income increased from $202,063 for the nine-month period ended September 30, 2004 to $534,640 for the nine-month period ended September 30, 2005.

Cost of sales decreased along with total revenues for the 2005 third quarter.  Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third-party products and services.  Cost of sales were 66.2% of total sales for the 2005 third quarter compared to 68.6% of total sales for the 2004 third quarter.  For the 2005 nine-month period, cost of sales was 71.3% of total sales compared to 70.1% of total sales for the 2004 nine-month period.

As a result of decreases in revenues, our gross profit decreased from approximately $7.1 million for the 2004 nine-month period to approximately $5.1 million for the 2005 nine-month period.  In addition, our gross profit decreased from approximately $2.1 million for the 2004 third quarter to approximately $1.6 million for the 2005 third quarter.

Total operating expenses include salaries and benefits, rental of office space, professional fees and other general office expenses.  Operating expenses for the third quarter 2005 were 49% less than the total operating expenses for third quarter of 2004.  This significant decrease is the result of the management contract with HG Marketing, which stipulates that HG Marketing is responsible for all expenses related to Professional Consulting Services (PCS) as of Jan 14, 2005.

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

As a result of the above, we recorded net income for both the 2005 and 2004 nine-month periods and the third quarter of 2005.  We recorded a net income for the 2005 third quarter primarily as a result of decreases in general and administrative expenses.  Net income per share for the 2005 nine-month period was $0.03 compared to $0.01 for the 2004 nine-month period and was $0.01 for the 2005 third quarter compared to $(0.02) for the 2004 third quarter.

Summary of Balance Sheet

December 31, 2004

September 30, 2005

(Unaudited)

Cash

$1,882,297

$935,580

Total current assets

3,245,700

2,434,092

Total assets

8,151,388

9,022,581

Total current liabilities

3,252,592

3,588,246

Total liabilities

3,272,912

3,608,566

Retained earnings (deficit)

(2,060,573)

(1,525,933)

Total stockholders equity

$4,878,476

$5,414,015

We completed the asset purchase with Mentoring of America and HG Marketing and the funds obtained in December of 2004 were paid out. This decreased the total current assets at September 30, 2005, compared to the year ended December 31, 2004 another substantial change was the increase in notes receivable.  This was caused by a portion of the loan with New Connexions coming due this year.  In addition, our total assets increased at September 30, 2005, primarily due to an increase of goodwill and advances to a related party.  Goodwill increased $1,796,499 as a result of our asset purchase with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation, in January 2005.

Total current liabilities and total liabilities increased at September 30, 2005, compared to the year ended December 31, 2004 primarily due to increases in accounts payable and notes payable.  However, our retained deficit decreased significantly at September 30, 2005, compared to the year ended December 31, 2004.

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

We face competition in the overall Internet software market, as well as in the web site development market.  We expect competition to persist, increase, and intensify in the future as the markets for our products and services continue to develop, and as additional competitors enter our market.  Our success in obtaining market share will depend upon our ability to build name brand recognition and to provide cost-effective, high-quality products and services to our customers.  We have developed our products to meet the needs of both small and large businesses in a targeted way, and we believe the generality of our competitors’ services may inadequately address our potential customers’ needs.  In addition, many of our current or potential competitors have broad distribution channels that they may use to bundle competing products directly to end-users or purchasers.  If these competitors were to bundle competing products for their customers, it could adversely affect our ability to obtain market share and may force our prices down.

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

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted.  Events that could cause system interruptions include, but are not limited to, the following:

*

fire,

*

earthquake,

*

power loss,

*

terrorist attacks,

*

telecommunications failure,

*

unauthorized entry or other events.

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

IDISB’s marketing approach is subject to federal regulations, which, if changed, could restrict or eliminate its operations.

The Federal Trade Commission and Federal Communications Commission establish direct marketing regulations which govern how direct marketing companies perform their marketing activities.  Promotion and advertising groups that supply customer information to IDI Small Business are required to comply with SPAM legislation.  IDI Small Business relies, in part, on companies that provide and generate qualified sales leads, and many of these companies are subject to SPAM legislation.  In the event that a company that provides sales leads to our subsidiaries violates the SPAM legislation, our subsidiaries likely would have to find another source of leads to replace those lost.

In addition, Cardholder Information Security Policy requirements, which went into effect March 1, 2005, add complexity and cost to the merchant account process.  These requirements are measures designed to provide greater security to credit card holders.  Major credit card companies and regulatory and legislative bodies imposed these measures to protect and safeguard confidential cardholder information contained in databases such as those maintained by IDI Small Business.  Further regulation in this area could cause processing delays or disruptions that could be damaging to our business.  Alternatively, additional regulations could further restrict our operations, effectively curtailing or eliminating the marketing approach of these subsidiaries.

ITEM 3. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, Kevin Griffith, IDIGlobal’s Chief Executive Officer, and Steven Weatherly, a consultant performing certain services typically performed by a chief financial officer, have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Mr. Griffith and Mr. Weatherly have concluded that our disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management determined that there were no changes made or corrective actions to be taken related to our internal control over financial reporting during the period covered by this report.

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

On May 5, 2005, Newave, Inc. filed suit against IDI Global and Chief Financial in the Superior Court of the State of California, for the County of Santa Barbara (Case No. 1167126).  The complaint claims breach of contract and unjust enrichment by IDI Global and Chief Financial, and seeks damages in excess of $150,000 plus costs.  IDI Global filed its answer, and the case is proceeding.  We deny the allegations in the complaint, and intend to defend vigorously against this suit.

On August 8, 2005, Paul Watson, a former employee of the Company brought suit against the Company and Kevin Griffith in the 4th Judicial District Court for Utah County, State of Utah (Civil No. 050402458).  Mr. Watson brought claims for breach of contract, false light, and wrongful discharge, and seeks back pay and loss of income.  The Company and Mr. Griffith filed an answer and counterclaim against Mr. Watson, bringing claims of defamation, intentional and negligent interference with prospective economic relations, breach of fiduciary duty, breach of contract, conversion, and unjust enrichment.  The Company and Mr. Griffith dispute the claims brought by Mr. Watson and intend to vigorously pursue this action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

The following discussion describes all securities sold by IDI Global without registration during the third quarter of 2005 through a recent date which have not been previously reported.

On July 28, 2005, the Company entered into an Asset Purchase Agreement with Hire Solutions, LLC (“Hire”) for all related assets, products, and training services in an all-stock transaction. The Company agreed to issue 294,118 shares of IDI common stock (representing a purchase price amount of $100,000), and to place such shares into escrow.  The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hire exercised the put.  However, because as of the date of this report the sale channel had not yet generated at least $100,000 in net income, the Company was not yet required to pay the purchase price in cash. The Company relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act and regulations promulgated thereunder in connection with the issuance of the securities.

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

ITEM 3. EXHIBITS

Part I Exhibits

31.1

Section 302 Certification

31.2

Section 302 Certification

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

                                                                         IDI GLOBAL, INC.

Date: November 18, 2005

By: /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date: November 18, 2005

By: /s/ Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer