Form 10KSB
period 2005-12-31
IDI GLOBAL INC
filed 2006-04-20
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State issuer's revenue for its most recent fiscal year: $ 21,090,496

As of April 13, 2006, the registrant had 23,816,610 shares of common stock outstanding. The aggregate market value of the 20,816,610  shares of voting stock held by non-affiliates as of that date was approximately $2,706159.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

FORWARD LOOKING STATEMENTS

In this annual report, references to "IDI," "we," "us," and "our" refer to IDI Global, Inc., and its subsidiaries.

This annual report contains certain forward-looking statements, and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within IDI's control.  These factors include but are not limited to economic conditions generally and in the markets in which IDI may participate; competition within IDI's chosen industry, including competition from much larger competitors; technological advances and failure by IDI to successfully develop business relationships.  Additional factors which could affect future operating results, financial position, and cash flows, and which could cause actual results to differ materially from those expressed in forward-looking statements are set forth in the “Risk Factors” Section below.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

IDI Global, Inc. was incorporated in the state of Nevada on August 27, 1998, as Bennion Corporation.  On January 14, 2002, the corporation name was changed to IDI Global, Inc. ("IDI Global").   On January 23, 2002, IDI Global formed a wholly owned subsidiary, Internet Development, Inc., a Nevada corporation, for the purpose of completing a forward triangular merger between Internet Development and idiglobal.com, Inc. a Delaware corporation ("idiglobal.com").  Internet Development delivered approximately 7,500,000 shares of IDI Global common stock to idiglobal.com's seventeen shareholders in exchange for 100% of idiglobal.com’s shares.  The former idiglobal.com shareholders beneficially owned 65% of IDI Global's outstanding common stock immediately following the acquisition. This transaction was treated as a reverse acquisition with idiglobal.com being the accounting acquirer and was completed in March 2002.

On October 3, 2003, IDI Global, Inc., entered into a merger agreement whereby IDI Global agreed to acquire Integrated Communication Systems, Inc. ("Integrated Communication"), as a wholly owned subsidiary through a forward triangular merger.  Integrated Communication operated as a sports advertising and marketing company.  IDI Global formed a Nevada subsidiary, Sports Media International, Inc. ("Sports Media"), to facilitate the merger and Integrated Communication merged into Sports Media.  IDI Global issued an aggregate of 954,600 shares of IDI Global common stock and warrants to purchase an aggregate of 378,450 shares of IDI Global common stock to the seventeen stockholders of Integrated Communication.  The stockholders of Integrated Communication exchanged the 190.89 outstanding common shares of Integrated Communication they held for the IDI Global shares.  The warrants to be granted in the merger transaction have an exercise price of $1.70 per share.  The IDI Global shares issued in the exchange will also have piggy back registration rights for any future registration under the Securities Act of 1933 of IDI Global common stock.

On January 8, 2004, IDI Global signed an agreement to issue an aggregate of 1,000,000 common shares to acquire 100% of the 100,000 outstanding shares of Chief Financial, Inc. (Chief Financial), a Texas corporation and its subsidiary, Professional Consulting Services, Inc. (PCS), a Utah corporation.  On January 16, 2004, our board of directors authorized the issuance of an aggregate of 1,000,000 common shares to acquire Chief Financial and its subsidiary, Professional Consulting. Our board of directors authorized the issuance of 250,000 shares each to Randy J. Lang and Christopher C. Matthews in exchange for 100% of the outstanding shares of Professional Consulting.  Our board of directors authorized the issuance of 500,000 shares to an escrow account for the benefit of Chris Flores, the President of Chief Financial, to be issued at a later date.  Mr. Flores subsequently terminated his employment, at which time, he forfeited any rights to the shares in escrow, and the shares in the escrow account were canceled.

Chief Financial was originally acquired to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities, etc. PCS is a marketing company.

On January 13, 2005, IDI Global incorporated IDI Small Business, Inc. (“IDI Small Business”), as our wholly owned subsidiary in the state of Utah.  On January 14, 2005, IDI Small Business acquired the tangible assets, contract rights, claims, governmental authorizations, and other property related to the call center of Mentoring of America, LLC (“Mentoring of America”), a Utah limited liability company, and HG Marketing, Inc. (“HG Marketing”), a Nevada corporation.  IDI Small Business assumed certain liabilities of the sales and marketing operation of Mentoring of America, paid $1,800,000 cash to HG Marketing, granted warrants to purchase up to 2,500,000 shares of IDI Global common stock to HG Marketing, and placed 4,356,436 shares of IDI Global common stock into an escrow account, to be released from the escrow upon the call center’s attaining certain performance standards.

IDI Small Business, a wholly owned subsidiary of IDI Global, entered into an asset purchase agreement to purchase the assets of Hire Solutions, LLC (“Hire”), a business that provides training and other services regarding job placement opportunities and transactions.  IDI Small Business purchased all of the assets utilized in the operation of the Business, and obtained all rights and interests required to assume control and operation of the Business.  IDI Small Business, Inc also executed an employment agreement with the owner and founder of Hire for the continued executive leadership and development of the assets purchased in the above mentioned transaction.  The purchase price was 294,118 shares of IDI Global stock. The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the asset purchase agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hire exercised the put.  However, because as of the date of this Report the sale channel had not yet generated at least $120,000 in net income, the Company was not yet required to pay the purchase price in cash.  On December 30, 2005, the Hire Solutions LLC assets that were purchased by IDI Small Business were incorporated into a new subsidiary company called Worldwide Recruiting Solutions Inc., a Nevada Corporation.

IDI Technology, Inc., a Nevada Corporation and a wholly owned subsidiary of IDI Global, entered into an agreement for purchase and sale of assets on December 1, 2005, with Circle Tree Media, Inc. (“Circle Tree”), an Idaho corporation, and Ryan Riley, an Idaho resident and an officer and director of Circle Tree, and Jared Riley, an Idaho resident and an officer and director of Circle Tree.

IDI Technology agreed to transfer to Circle Tree 250,000 shares of its restricted common stock (the “Shares”) of IDI Global, at the closing.  Both parties agreed that if the Shares are not worth one dollar ($1.00) per share by December 31, 2006, then IDI Technology shall pay to Circle Tree (or to Riley, if Circle Tree no longer exists) a “True-Up Payment,” as that term is defined herein.  For purposes of determining the value of the Shares at December 31, 2006, the parties will examine the publicly reported share price of the Company’s common stock over the last 60 trading days of 2006; if the closing share price equals or exceeds one dollar ($1.00) on any day over that period of time, then the Shares are deemed to be worth one dollar ($1.00), and IDI Technology is not obligated to make the True-Up Payment.  The True-Up Payment is equal to $250,000 less 250,000 multiplied by the highest trading price of the Shares over the last 60 days of 2006, to be paid in restricted common stock to Circle Tree.

Circle Tree was acquired to create a new lead generation model to assist in producing a new stream of monthly residual income.  We anticipate that the model will increase customer satisfaction for products and services offered to the small office/home office market by creating web-enabled applications and educational services to aid customers in marketing their businesses, and enhancing their knowledge and understanding of how to succeed in establishing their own home-based business.

OUR BUSINESS

IDI Global is a holding company operating through its wholly owned subsidiaries, Internet Development, Chief Financial, IDI Small Business, IDI Technology, and Sports Media.  Internet Development offers the tools to create a web site, including a merchant account, web development services, web hosting services, and consulting services, along with an inside sales and marketing center that sells these technologies complete with coaching, and sometimes other third-party educational tools.  In addition, Internet Development offers an Internet/extranet platform for large and small vertical businesses with a network of affiliates.  Chief Financial was originally acquired to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities.  Sports Media sells advertising and marketing programs for media companies.  IDI Small Business manages our direct Marketing operations in St. George, Utah.  IDI Technology provides Internet-based lead generation offerings that produce a new stream of monthly residual income.  The business of each subsidiary is described in more detail below.

INTERNET DEVELOPMENT INC. (IDI)

Internet Development designs, develops and markets user-friendly, web-based software applications and development tools on an integrated service platform. It also provides in-house servers and management to host all of our application and control security for its customers.  Internet Development’s products allow both large organizations comprised of a substantial network of affiliates within specific vertical markets, as well as small stand-alone businesses, to exploit the full capabilities of the Internet as a communications, information management, marketing, and e-commerce platform.  Internet Development’s applications and tools enable vertical organizations to deploy, integrate, interact with, and centrally administer large networks of e-commerce enabled affiliate web sites.

Products

QuickSite Builder

QuickSite Builder is a completely browser-based, point-and-click website builder technology for the Internet.  QuickSite Builder allows a user without any programming knowledge to build a functional, e-commerce-enabled website in a short time.  QuickSite Builder provides small businesses with access to an application service platform that is sophisticated, functional and versatile, as well as affordable.  Available features include auto-responders, counters, banners, search engine site registration, online shopping mall presence, shopping cart, merchant account, secure online ordering and transaction processing, e-mail, incentive sweepstakes giveaways, and customer demographic proofing.  Internet Development bundles QuickSite Builder with a business education course that is designed to help small business owners make optimal use of e-commerce and Internet Development’s web technology.

QuickSite Builder is targeted at small businesses and the small office and home office entrepreneurs who wish to establish an online business presence quickly, easily, and cost-effectively.  Internet Development acquires new customers through qualified third-party leads based on lists of individuals who have previously purchased business education products or services through “infomercials” or other direct sales channels.

Odyssey Billing System

Odyssey is a distributed electronic billing system.  It handles both credit card and ACH electronic check transactions. Because Odyssey can authorize against multiple card processors, it can handle the needs of merchant accounts from a variety of sources.  Odyssey can also perform one-time transactions, or be set to charge credit cards on a regular, recurring basis without intervention.

Odyssey's main attraction comes from its Service Oriented Architecture, which enables it to plug in to a variety of e-commerce solutions without reprogramming.  Because of this architecture, Odyssey can securely integrate with third party applications running in remote data centers.  This allows Odyssey to be used as the "plug in" billing system for both in-house projects and external clients.

ARRAY

ARRAY is a website solution for network marketing and direct sales companies, as well as other vertical industries, such as the insurance industry, or any organization that has a network of affiliates or members and desires communication, marketing, and/or e-commerce functionality.  It is an integrated suite of web applications and business development tools that provide a customizable, database-driven virtual intranet/extranet and e-commerce solution for any vertical enterprise with a network of affiliates.  ARRAY enables organizations to deploy, integrate, interact with and centrally administer a large network of e-commerce enabled affiliate websites, while maintaining a consistent, unified brand image for the organization as a whole.  Using ARRAY, a network of distributed affiliate websites can be rapidly and inexpensively deployed, interconnected and e-commerce enabled.  ARRAY provides the corporate parent and each affiliate with a unique, personalized, and highly functional e-commerce website.  The parent company avoids having to invest heavily in the development of an entire Internet division and web-enabling technology because ARRAY is an outsourced and hosted application platform.  In addition, because ARRAY is built on a flexible, scalable and customizable platform capable of integrating with other applications and services, the platform can readily accommodate any organization's custom requirements as well as new features that the organization may want to add in the future.

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

For the affiliate, ARRAY represents a flexible and easy-to-use productivity solution permitting initial setup and updates to a website without requiring the user to have computer programming knowledge.  It provides the following features to the affiliate user:

•

Automation of administrative tasks, such as product ordering, billing, and reporting

•

Downline management and communication

•

Website statistical analysis

•

Customer tracking and profiling

•

Intelligent, targeted marketing features

•

Personal productivity tools (online contact management, calendaring, event planning)

•

E-commerce tools (shopping cart, secure payment, transaction processing, site links)

•

Publishing of product catalogues

•

Proprietary, sophisticated email

•

Access to relevant database information

ARRAY's Site Manager tool allows each distributor to administer his or her website in a unique fashion, enjoying the ability to update news and events, welcome messages, announcements, and product displays, as well as to choose among numerous professionally designed layouts and colors that are all pre-approved by the parent company and that exude the appropriate look and feel of the corporate entity.  The site also contains an area that allows the distributor to post messages and communicate with his or her organization or up-line.

Markets

ARRAY has been marketed primarily to the United States direct sales industry.  Direct sales organizations stand to benefit greatly from the capabilities of the Internet, and many have taken advantage of the Array technology to effectively do so.  The industry requires an affordable, integrated web-based solution that allows (1) parent corporations to interact with a vast network of independent distributors and (2) independent distributors in turn to interact with their own sponsors, down-lines, recruits and customers.  Additionally, these organizations must have control over the content that is delivered via the Internet by distributors, regulatory compliance, corporate image, and public relations, which ARRAY allows them to accomplish.

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

Internet Development's marketing strategy is to encourage this existing sales network to promote its ARRAY product to the independent distributors by establishing ARRAY not only as a cost saving measure, but also as a profit center for the parent company.  Internet Development provides the full ARRAY technology in its ARRAY Express model to a new client at no cost up front for development and setup.  In exchange, the new client commits to incorporate ARRAY into its monthly auto-ship package or other similar program, at a reduced cost to the end-user, or to market the product aggressively to its organization and user base.  The corporate parent is paid a recurring monthly commission for each distributor who signs up for a personal website.  The parent is thus encouraged to endorse and actively promote the product to the sales organization.  Recurring revenues are created by providing independent affiliates with their own e-commerce-enabled web sites for a monthly hosting fee.  Value-added services are offered and available to the affiliate end users for a small additional monthly fee.  Also, distributors who refer the product to other distributors may be given a discount off their own monthly hosting fee.

ARRAY has been utilized by several large direct sales companies, including such industry leaders as New Vision, Tupperware, and Avon.  Independent distributors are currently using the product at an average price of $10 per month. Exclusive multi-year contracts prohibit these companies from working with another developer for the same applications.  Under the terms of these agreements, upon termination of the agreement, Internet Development is entitled to remove the web technology and underlying source code for all of the applications developed for the corporation.

Internet Development expects to introduce ARRAY to other high-growth business-to-business and business-to-customer vertical markets characterized by a network of affiliated distributors, dealers, brokers, agents, members or independent service providers.  These adjacent vertical markets include the telecom, medical, real estate brokerage, insurance, healthcare and financial services industries, among many others.

Customers of Internet Development’s various products and services are obtained through an in-house sales & marketing operation that has participation at trade shows, conferences, and corporate-sponsored events, as well as through the networking of strategic partners that recommend the company’s services.  IDI Orem inside sales and marketing center has a specific charge to sell and market our Small Office Home Office products.  These products include our ecommerce-enabled web technology, Quicksite Builder, and other training and educational products, some of which are out-sourced through third parties.

Competition

 There are now numerous other self-replicating web site solutions available on the market.  ARRAY competes primarily with custom, proprietary enterprise solutions usually developed internally or outsourced to similar vendors by a prospective company.  These proprietary solutions are often more expensive and difficult to implement and maintain.  Internet Development’s competitors include companies that provide online marketing services and develop distributed e-commerce enabled web networks with centralized administrative functions.  The companies target a wide range of professional organizations, while Internet Development is more focused and specialized on specific markets, such as the direct sales industry.

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

Principal Suppliers

Internet Development’s software is developed in-house, and does not depend on outside suppliers for any significant portions of its software offering. IDI's production servers, which provide service for customers, are co-located at a local facility ("FiberNet"). Internet connectivity and data backup rely on FiberNet and could be adversely affected by errors on FiberNet's part.  Internet Development uses computer manufacturers for its hardware needs, but does not rely on a specific manufacturer.

Major Customers

During the year ended December 31, 2005, Internet Development did not have a customer that provided more than 10% of its revenues.

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

Employees

Internet Development employs 50 full-time employees.  These employees are not presently covered by any collective bargaining agreement.  We believe that relations with these employees are good, and we have not experienced any work stoppages.

CHIEF FINANCIAL, INC.

Chief Financial, Inc. was originally acquired to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities.  In January 2005, Chief Financial’s only operational entity, Professional Consulting Services (“PCS”), entered into a management agreement with HG Marketing.  The agreement with HG Marketing was to provide new leads, reporting, sales tracking and all administrative support to PCS.

PROFESSIONAL CONSULTING SERVICES

Professional Consulting Services (“PCS”) is a wholly owned subsidiary of Chief Financial.  PCS sells add-on services and products to customers and other lead suppliers.  These products are focused on the small office and home office marketplace and include self-replicating web site tools, individual web sites, e-commerce solutions, coaching and training services for small office/home office customers.

Sales occur through direct contact with the customer via telephone through PCS, located in St. George, Utah, which is now under an out-sourced marketing and lead generation agreement with HG Marketing.  This company competes with similar direct sales floors that provide these kinds of products and services.

Employees

PCS has approximately 66 employees.  These employees are not presently covered by any collective bargaining agreement.  We believe that relations with these employees are good, and we have not experienced any work stoppages.

SPORTS MEDIA

Sports Media is primarily engaged in the business of selling advertising and marketing programs for media companies, such as ESPN Radio Sports Marketing, which does business with major professional sports leagues, teams, and universities.  Sports Media’s marketing agreements include a unique provision that allows Sports Media access to exclusive team, league, retail promotion, and merchandising opportunities.  The marketing aspects of a project are combined with advertising to create integrated media and marketing solutions for clients.  Since Sports Media’s inception, a substantial portion of its revenues has been generated through the sale of advertising and promotion to nationally recognized marketers, such as, Coca-Cola, Subway, Sony, and American Express.

Sports media has not generated nor produced any revenues or income since it was acquired in October of 2003. IDI Global has stopped any funding to this non performing asset for over a year now.  IDI Global has taken a $1.5 million impairment loss for fiscal year 2005 over this transaction.  Sports media is essentially a dormant operation.  It has not been able to execute it business plans.  Sports Media still holds certain contracts and we hold some hope that a portion of these losses could be recouped at some point in the future.

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

Marketing

The target market is twofold.  First, and primarily, the national marketers are the paying customer for the air time, production services, and media.  However, the affinity group, which could include the sports team, race car driver, or league, also provides a synergistic opportunity to match merchandising with advertising.  Large companies such as Coca-Cola or utilize the advertising services while simultaneously creating their marketing campaign around sponsorship of an athlete, driver, or team, making a direct connection with the sports-minded consumers.

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

Employees

Sports Media has one employee, but relies on several sales consultants and other relationship partners.  These employees are not presently covered by any collective bargaining agreement.  We believe that relations with these employees are good, and we have not experienced any work stoppages.

IDI SMALL BUSINESS

IDI Small Business recently acquired the assets of HG Marketing. IDI Small Business was created for the primary purpose of entering into an asset purchase agreement and outsourced marketing and lead generation agreement with HG Marketing and Mentoring of America. Professional Consulting and HG Marketing operate in St. George, Utah.  These companies sell add-on services and products to customers identified by our lead suppliers. These products are focused on the small office and home office marketplace and include self-replicating web site tools, single web sites, e-commerce solutions, coaching, educational seminars, and training services for small office and home office customers.  Sales occur through direct contact with the customer by telephone.  These companies compete with numerous direct sales floors that provide these kinds of services.

The add-on services and products are also provided by Internet Development, including its ARRAY, Quicksite Builder, merchant accounts, and other education services.

Worldwide Recruiting Solutions (WRS) is a subsidiary of IDI Small Business that was created on December 1, 2005.  This subsidiary contains only the products and assets of Hire Solutions.  These products are sold by outside contract vendors as well as by IDI’s Orem-based sales and marketing channel.  Currently there are two consultants / contractors that support the (WRS) Products.

Employees

IDI Small Business has 0 employees.

IDI TECHNOLOGY

IDI technology was acquired to create a new lead generation model to assist in producing a new stream of monthly residual income.  We anticipate that the model will increase customer-satisfaction for products and services offered to the small office/home office market by creating web-enabled applications and educational services to aid customers in marketing their businesses, and enhancing their knowledge and understanding of how to succeed in establishing their own home-based business.

Employees

IDI Technology has 4 employees.  These employees are not presently covered by any collective bargaining agreement.  We believe that relations with these employees are good, and we have not experienced any work stoppages.

Recent Developments

In 2005, we made the determination that Chief Financial has not provided the expected revenues projected and that any further expenditures would not be prudent.  No cash flow activity is anticipated from Chief Financial during 2006.

PCS and HG Marketing are included in a management agreement with Mentoring of America, in which IDI is to receive $150,000.00 per month or $1.8 million a year. However, since January of 2006, we have not received the minimum amount from the contract, and Mentoring and HG have been unwilling to provide any financial information. We are defendants in litigation on this matter and we are responding with counter claims to recover revenue and income that we believe have been diverted from our accounts.  We intend to recapture this minimum income of $150,000 a month for an additional year to satisfy the two years this requirement was to be met. .  There can be no guarantee with respect to the outcome of this litigation, or when the litigation will be concluded.

Sports Media (SMI) has not produced any revenue from its contracts and we do not project that it will do so in 2006. All contracts are currently still in place and efforts are being made to generate income from these relationships.

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., filed for bankruptcy protection in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  We anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

Term Credit Agreement

IDI Global entered into a Term Credit Agreement (the “Credit Agreement”), dated December 24, 2004, with Hong Kong League Central Credit Union, a Hong Kong corporation, and SBI Advisors, LLC (“SBI Advisors”), a California limited liability company.  We are currently negotiating an extension or other arrangement in connection with this Credit Agreement.  As of March 2006 we were in default with this agreement.

RISK FACTORS

The short- and long-term success of IDI Global is subject to certain risks, many of which are substantial in nature and outside the control of IDI Global.  You should consider carefully the following risk factors, in addition to other information contained herein.  All forward-looking statements contained herein are deemed by IDI Global to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  When used in this report, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein.  These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of IDI Global and its subsidiaries discussed above.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by IDI Global or any other person that the objectives or plans of IDI Global will be achieved.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RISKS RELATED TO OUR BUSINESS

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

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted.  Events that could cause system interruptions include, but are not limited to, the following:

❖

fire,

❖

earthquake,

❖

power loss,

❖

terrorist attacks,

❖

telecommunications failure,

❖

un-authorized entry or other events.

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

Each Sports Media contract represents a significant portion of Sports Media’s revenue and earnings, but the number of contracts serviced each year is small.  Once an agreement is finalized, there are minimal risks of the agreements being rescinded.  However, the sales cycle is long and replacement of revenue from a failed agreement requires a significant amount of time.  The loss of any Sports Medic contract could have a material adverse impact on our business.

Attrition within our contact center may reduce our productivity and profitability.

Attrition of key sales floor managers and leaders can quickly reduce the productivity of a contact center.  Significant time would be needed to reorganize the sales floor for new leadership and expectations.  While we did not experience unusually high levels of attrition in 2004, attrition at high levels in the future is a serious threat to long-term stability of our operations.

We depend on key employees who may leave at any time.

Our business, and specifically that of Sports Media, is dependent upon relationships that our key employees have formed. We have not entered into any contracts with these employees and they may leave us at anytime.  Also, if the key employee's important relationships with production firms and advertisers do degrade or changes occur in associations, then our revenues will be adversely affected.

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

ITEM 2.

DESCRIPTION OF PROPERTY

Our operations are headquartered in a new 12,685 square foot facility located in the Stratford Park business complex in Orem, Utah.  Internet Development entered into a lease agreement with Stratford Park, LC on November 3, 2000 .  The lease provided for a five-year term, which commenced on December 1, 2000, and expired on November 31, 2005, requiring a monthly rent of approximately $14,635.  The lease may be terminated by the landlord in the case of damage or destruction of the property by fire, subject to listed conditions in the lease, with written notice within 30 days of the casualty.  The lease also may be terminated by the landlord if we fail to pay rent, make a material false statement in connection with the negotiation of the lease, abandon or vacate the property, fail to abide by the terms and covenants of the lease, or if we declare bankruptcy.  Currently, the lease has been extended on a month-to-month basis, requiring 90 days’ notice to the owner if IDI determines to move its headquarters to another office location.

Our subsidiaries, IDI Small Business and PCS, lease office space in St. George, Utah.

ITEM 3.

LEGAL PROCEEDINGS

In March 2005, two former employees, Ryan Romero and Jeremy Hall, filed suit against IDI Global in the 4th Judicial District Court, Provo Department, State of Utah.  The suit alleges that Romero and Hall are entitled to options that were allegedly promised to them in connection with the termination of their employment. We filed our answer and discovery is proceeding. We deny these allegations, and intend to defend vigorously against this suit.

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

On April 1, 2004, Ascendiant Capital Group, LLC, filed a complaint against IDI Global in the Superior Court of the State of California for the County of Orange - Central Justice Center.  The complaint alleges that IDI Global breached a consulting agreement with Ascendiant Capital Group, and that Ascendiant Capital Group is entitled to damages in excess of $25,000.  We intend to defend against the claims, and on May 11, 2004, we filed a cross-complaint alleging breach of contract by Ascendiant Capital Group.  This case has been stayed pending the outcome of the Mercator litigation discussed below.

On March 12, 2004 Mercator Momentum Fund, L.P. and Mercator Momemtum Fund III, both California limited partnerships, and Mercator Advisory Group, L.L.C., a California limited liability company, filed a complaint against IDI Global, Inc. in the Superior Court of the State of California for the County of Los Angeles.  The complaint alleges that IDI Global breached a Securities Purchase Agreement by refusing to accept $3,500,000 in consideration for promissory notes in the amount of $3,500,000 with 3.5% interest, warrants to purchase 1,312,500 shares of IDI Global common stock at an exercise price of $1.20, a $175,000 due diligence fee, and failure to register the shares of common stock.  We intend to defend against the claims.

On May 5, 2005, Newave, Inc. filed suit against IDI Global and Chief Financial in the Superior Court of the State of California, for the County of Santa Barbara.  The complaint claims breach of contract and unjust enrichment by IDI Global and Chief Financial, and seeks damages in excess of $150,000 plus costs.  IDI Global has filed its answer, and the case is proceeding.  We deny the allegations in the complaint, and intend to defend vigorously against this suit.

On August 8, 2005, Paul Watson, a former employee of the Company brought suit against the Company and Kevin Griffith in the 4th Judicial District Court for Utah County, State of Utah.  Mr. Watson brought claims for breach of contract, false light, and wrongful discharge, and seeks back pay and loss of income.  The Company and Mr. Griffith filed an answer and counterclaim against Mr. Watson, bringing claims of defamation, intentional and negligent interference with prospective economic relations, breach of fiduciary duty, breach of contract, conversion, and unjust enrichment.  The Company and Mr. Griffith dispute the claims brought by Mr. Watson and intend to vigorously pursue this action.

On or about February 21, 2006, Presson Airport, LLC served an amended complaint asserting claims against Chief Financial, Inc. and Internet Development, Inc., in the Third Judicial District Court, State of Utah. Plaintiff seeks to recover approximately $46,000 for unpaid rent plus continuing rent and other charges in the amount of $9,800 per month based on allegations of breach of a lease and guaranty.  The Company and its subsidiaries dispute this liability and intend to vigorously defend these claims.

On February 27, 2006, HG Marketing, Inc. and Mentoring of America, LLC filed a complaint against IDI Global, Inc., IDI Small Business, Inc., and Kevin Griffith in the District Court of Clark County, Nevada,  HG Marketing and Mentoring of America seek to recover in excess of $700,000 based on claims of Breach of Contract, Conversion, Fraud, and Constructive Trust arising from a dispute involving a reserve account established pursuant to the terms of an Asset Purchase Agreement dated January 14, 2005.  The Company denies that any amounts are due to HG Marketing or Mentoring of America, and intends to file counterclaims to recover sums that are due and owing to the Company pursuant to the terms of the Asset Purchase Agreement and Outsource Marketing and Lead Generating Agreement dated January 14, 2005.

Filing of Bankruptcy under Chapter 11

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., filed for bankruptcy protection in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  (IDI Global, Case No. 0621261; IDI Small Business, Case No. 0621266; Chief Financial, Case No. 0621270; and PCS, Case No. 0621268.)  We anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our shareholders during the fourth quarter of the 2005 fiscal year.

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

Year	Quarter Ended	High Bid	Low Bid

2004	March 31	$2.25	$1.26
	June 30	2.19	1.30
	September 30	1.57	0.60
	December 31	0.90	0.44

2005	March 31	0.51	0.44
	June 30	0.37	0.33
	September 30	0.25	0.23
	December 31	0.14	0.13

Our shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  The rule provides that any equity security is considered to be a penny stock unless that security is:

•

registered and traded on a national securities exchange meeting specified criteria set by the SEC;

•

authorized for quotation from the NASDAQ stock market;

•

issued by a registered investment company; or

•

excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets.

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

Holders

As of April 13, 2006, we had approximately 100 stockholders of record.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends.  Instead, we intend to retain any earnings to finance the operation and expansion of our business.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold by us during the past two fiscal years without registration.

On July 28, 2005, the Company entered into an Asset Purchase Agreement with Hire Solutions, LLC (“Hire”) for all related assets, products, and training services in an all-stock transaction. The Company agreed to issue 294,118 shares of its common stock (representing a purchase price amount of $100,000), and to place such shares into escrow.  The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hire exercised the put.  However, because as of the date of this report the sale channel had not yet generated at least $100,000 in net income, the Company was not yet required to pay the purchase price in cash. The Company relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act and regulations promulgated thereunder in connection with the issuance of the securities.  On December 30, 2005, the Hire Solutions LLC assets that were purchase by IDI Small Business were incorporated into a new subsidiary company called Worldwide Recruiting Solutions Inc., a Nevada Corporation.

On January 14, 2005, IDI Global and IDI Small Business entered into an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation.  Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing.  IDI Small Business granted warrants to purchase up to 2,500,000 shares of IDI Global common stock and agreed to issue and place 4,356,436 shares of IDI Global common stock into an escrow.  The warrants become exercisable between 2008 and 2012 at exercise prices that escalate annually from $0.80 to $1.80.  The 4,356,436 shares of IDI Global common stock held in escrow will be released to Mentoring of America based upon performance of the sales and marketing operation over the first two years of operations.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.  As agreed, based on the required performance of the sales and marketing operation during 2005, 1,529,547 of the 4,356,436 common shares held in escrow were delivered to Mentoring of America via certificate on March 17, 2006, to fulfill the first portion of the agreement.  The remaining 2,826,889 shares will remain in escrow and will be delivered to Mentoring of America based on the performance of the sales and marketing operation during 2006.

On January 14, 2005, we granted a warrant to purchase 250,000 shares to SBI USA LLC (“SBI USA”) in consideration for SBI Advisors and SBI Brightline not exercising their legal right to re-price the Term Credit Agreement and Securities Purchase Agreement when we agreed to sell additional shares and warrants under an Asset Purchase Agreement, dated January 14, 2005, between IDI Global and IDI Small Business, on the one hand, and Mentoring of America, LLC and HG Marketing, Inc., on the other hand.  This warrant is exercisable at $0.70 per share for a period of four years commencing on January 14, 2007.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On December 24, 2004, pursuant to a Securities Purchase Agreement, we agreed to issue up to 3,428,570 shares of our common stock at $0.70 per share to SBI Brightline X LLC, granted a warrant to purchase an aggregate of 571,429 shares of common stock at $0.70 per share, and agreed to grant an additional warrant to purchase 571,429 shares of common stock at $0.70 per share.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On December 24, 2004, pursuant to the Term Credit Agreement, we granted a warrant to SBI Advisors LLC to purchase 525,000 shares of common stock at $0.70 per share.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

On January 16, 2004, we issued an aggregate of 1,000,000 common shares valued at $1,500,000 to acquire Chief Financial, Inc.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On December 1, 2005, IDI Global Inc. agreed to transfer 250,000 shares of its restricted common stock (the “Shares”) of IDI Global, Inc., at the closing of the acquisition of Circle Tree by IDI Technology, as described in Item 8B “Other Information” below.  The parties agreed that if the Shares are not worth one dollar ($1.00) per share by December 31, 2006, then IDI Global Inc. shall pay to Circle Tree Media  (or Riley, if Circle Tree Media no longer exists) a “True-Up Payment,” as that term is defined herein.  For purposes of determining the value of the Shares at December 31, 2006, the parties will examine the publicly reported share price of the IDI Global Inc. common stock over the last 60 trading days of 2006; if the closing share price equals or exceeds one dollar ($1.00) on any day over that period of time, then the Shares are deemed to be worth one dollar ($1.00), and IDI Global is not obligated to make the True-Up Payment.  The True-Up Payment is equal to $250,000 less 250,000 multiplied by the highest trading price of the Shares over the last 60 days of 2006, to be paid in restricted common stock to Circle Tree.

Issuer Purchase of Securities

None.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes.  Critical accounting policies are defined as those which are most important to the portrayal of the financial condition and results of operations and which also require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Metrics:  As an internet retailer, we consider growth in revenue to be a key indicator of our overall financial performance. We examine our revenue by using several key metrics, including: overall change in net sales; gross margin percent; gross profit; and operating income.  Our strategy for growth includes not only increasing our market share by expanding sales in existing channels, but also taking advantage of strategic opportunities for acquisitions Ensuring adequate financing is central to the success of our growth strategy.  As a result, we have entered into a variety of financing arrangements which we believe will contribute to the long-term success of IDI Global.

Reserves: The reserve for refunds and chargebacks is maintained at a level that, in management’s judgment, is sufficient to absorb any anticipated refunds or chargebacks as of the balance sheet date. The reserve is not specifically associated with individual sales transactions, but is a general reserve set aside to accommodate any future refunds or disputed transactions with an original transaction date prior to December 31, 2004.  We review the appropriateness of the reserve quarterly and have developed a methodology for projecting the needed reserve that is based on our historical refund and chargeback data.

Income Taxes:  We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Goodwill:  We test goodwill for impairment annually as well as whenever events or circumstances make it more likely than not that impairment may have occurred, such as the occurrence of a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.  If this analysis indicates that goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset.  Should this be the case, we will supplement the cash flow approach discussed above and make the appropriate changes.

Executive Overview

IDI Global, Inc. is a holding company with four wholly owned subsidiaries: Internet Development, Inc. (Internet Development), Chief Financial, Inc. (Chief Financial), IDI Small Business, Inc. (IDI Small Business), IDI Technology and Sports Media International, Inc. (Sports Media).

Internet Development is an Internet application service provider that designs, develops, and markets software applications for large organizations and small businesses to exploit the full capabilities of the Internet, including communications, marketing, information management, and e-commerce. Its principal products include ARRAY and Quicksite Builder, as well as the Odyssey Billing System.  The ARRAY software enables large or small organizations with an organization of associates or distributors to deploy, integrate, and interact with a network of e-commerce- enabled affiliate web sites, while maintaining a consistent, unified brand image for the organization as a whole.  The software allows each associate to manage their business on the Web.  Quicksite Builder allows an individual business owner to quickly, and without programming knowledge, create a functional, e-commerce enabled website.  Odyssey is Internet Development’s internal, proprietary billing database that can interface with an external client that has payment processing needs for their own business.

Chief Financial was originally acquired to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities, etc.

IDI Small Business was incorporated in January 2005 as IDI Global’s wholly owned subsidiary.  It was established to house and manage specific divisions of our direct marketing operations located in St. George, Utah.  It currently has one wholly owned subsidiary, HG Marketing, but we intend to combine HG Marketing’s operations with those of Professional Consulting.  By separating our direct marketing divisions into IDI Small Business, we will be better able to manage, control, account and report on our direct marketing efforts.

Sports Media operates as a sports advertising and marketing company.  It is primarily engaged in the business of selling advertising and marketing programs for media companies, and has signed a preferred partnership agreement with ESPN Radio Sports Marketing and ABC Radio Sales.  The purpose of the preferred partnership agreement is to combine the efforts of these three companies in order to leverage sports marketing brands, media and promotional value for client campaigns. IDI Global has stopped any funding to this non performing asset for more than a year now.  IDI Global has taken a $1.5 million impairment loss for fiscal year 2005 over this transaction.  Sports media is essentially a dormant operation.  It has not been able to execute it business plans.  Sports Media still holds certain contracts and we have some hope that a small portion of these losses could be recouped at some point in the future.

During 2005, we have continued our efforts to expand the business through strategic partnerships and acquisitions.  Internet Development also added Avon Products to its list of clients using the Array software, and has continued to improve its technology for the Direct Sales industry and other potential markets for application.  The newest release of Array, version 5.0, was launched during second quarter of 2005 and a number of clients are now on this latest platform.  It includes a new code base that allows for more robust functionality, increased speed for the end user, quicker development time for implementation with new clients, and a number of new tools and enhancements to existing features.  Version 5 also allows for modular integration with other third-party software pieces in order to add tremendous value for the corporate client as well as the end user.  This component is referred to as Business Boosters and will allow Internet Development to offer premium additional features and services to its clients and end users very quickly and easily, generating additional revenue for the company and loyalty from its customers.  The next release of the software is underway as Internet Development intends to maintain its position as one of the leading web solutions for the direct sales industry.

Circle Tree was acquired by IDI Technology on December 1, 2005 to create a new lead generation model to assist in producing a new stream of monthly residual income.  We anticipate that this model will increase customer-satisfaction for products and services offered to the small office/home office market by creating web-enabled applications and educational services to aid customers in marketing their businesses, and enhancing their knowledge and understanding of how to succeed in establishing their own home-based business.  IDI Technology also provides programming and design services, which compliment their Web-based software applications

For the year ended December 31, 2005, we recorded total revenues on a consolidated basis of $21,090,496, compared to total revenues of $27,624,489 for the year ended December 31, 2004.  We recorded net income (loss) of $(5,988,465) for 2005 compared to net income (loss) of $(1,128,581) for 2004.  The increased loss for 2005 was primarily the result of impairment on SMI Chief Financial and IDI Small Business, We also wrote off the loan to New Connexions to bad debt.  As a result, we incurred a loss of $4,859,884 more in 2005 than in 2004.

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

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, filed for bankruptcy protection in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  We anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

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

Our monthly cash outflow is primarily related to cost of sales and general and administrative expenses.  Net cash provided by operations for the 2005 twelve-month period was $(994,070), compared to net cash used by operating activities of $(279,309) for the 2004 twelve-month period.

In 2005, we recognized impairment on our goodwill on the following investments:  Sports Media had $1.5 million in impairment recognized, which is equal to 100% of the investment. This determination was made after testing the goodwill for 2006. All contracts are currently still in place, but it is unknown when they will yield income.  HG Marketing had $1.8 million in impairment recognized and Chief Financial had $1.1 million in impairment recognized. This is due to a lack of payment on a management contract with Mentoring of America.  Mentoring of America agreed in the contract to manage both sales floors and provide $150,000 per month to IDI Small Business. However, since January of 2006, we have not received the minimum amount from the contract, and Mentoring and HG have been unwilling to provide any financial information.  We have initiated litigation to recapture this income of $150,000 a month or $1.8 million per year.  There can be no guarantee regarding the outcome of this litigation, or when this litigation will be concluded.  New Connexions was impaired by $151,200 in investment and written off to bad debt in the amount of $1,101,825.  This is due to a lack of payment since March 2005, which was when the first payment was due. This company has also refused to provide financial information.  These impairments and bad debts were contributing factor to the loss and net cash by operations.

Net cash used by investing activities was $(541,413) for year ended December 31, 2004, compared to $(27,218) for the year ended December 31, 2005.

Financing

For the year ended December 31, 2005, net cash provided by financing activities was $196,528 compared to net cash provided by financing activities of $1,800,272 for the year ended December 31, 2004.  Proceeds from notes payable and stock issuances were the sources of the financing activities for 2004.  We used the proceeds from our financing activities to fund our operations.

On December 24, 2004, we entered into a Term Credit Agreement (the Credit Agreement) with Hong Kong League Central Credit Union and SBI Advisors, LLC (SBI Advisors).  Under this Credit Agreement, we received a loan in the principal amount of $1,750,000 and will pay interest of 2.0% per month.  We are currently negotiating an extension or other arrangement regarding this Credit Agreement.

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

We used the proceeds from this Credit Agreement to acquire the call center assets of Mentoring of America, LLC.  On January 14, 2005, IDI Global and IDI Small Business entered into an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation.  Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing.  IDI Small Business assumed certain liabilities of the sales and marketing operation, paid $1,800,000 cash, granted warrants to purchase up to 2,500,000 shares of IDI Global common stock and agreed to issue and place 4,356,436 shares of IDI Global common stock into an escrow.  The warrants become exercisable between 2008 and 2012 at exercise prices that escalate annually from $0.80 to $1.80.  The 4,356,436 shares of IDI Global common stock held in escrow will be released to Mentoring of America based upon performance of the sales and marketing operation over the first two years of operations.  HG Marketing must generate $150,000 operating profit per month for the first two years.  As described above in “Legal Proceedings”, we are involved in litigation against Mentoring of America and HG Marketing, with respect to the Asset Purchase Agreement.

COMMITMENTS AND CONTINGENT LIABILITIES

Our principle commitments consist of operating leases for office space in Orem, Utah, and repayment of the Credit Agreement and our total current liabilities.  The total monthly lease payment for the Orem office is $14,635.50.

As of March 30, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement.  We are currently negotiating an extension or other arrangement with this Credit Agreement.  As of March 2006 we are in default of this agreement.

At December 31, 2005, we had total current liabilities of $3,635,216, and had notes payable totaling $2,254,527, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $504,527 in notes payable to Kevin R. Griffith, our CEO.  However, in December 2004 we converted approximately $1.3 million of notes payable to First Equity Holdings into 2,588,364 shares of common stock.

At December 31, 2005, our total current liabilities also included accrued expenses of $947,595, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $369,115 and reserves for refunds and charge-backs of $63,796 added to our total current liabilities.

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., filed for bankruptcy protection in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  We anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2004 and 2005

The following discussions are based on the audited consolidated financial statements of IDI Global, Internet Development, Sports Media, and Chief Financial.  These charts and discussions summarize our financial statements for the years ended December 31, 2004 and 2005, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-6.

Summary Comparison of years ended December 31, 2004 and 2005

	Twelve months	Twelve months
	ended	ended
	Dec. 31, 2004	Dec. 31, 2005

Total revenues	$27,624,489	$21,090,496

Total cost of sales	19,495,873	14,784,573

Gross profit	8,128,616	6,305,923

Total operating expenses	9,289,489	11,674,596

Net operating income (loss)	(1,160,873)	(5,368,673)

Total other income (expense)	13,572	(485,547)

Total income tax expense	(18,720)	134,245

Net income	(1,128,581)	(5,988,465)

Net earnings (loss) per share	$(0.07)	$(0.31)

Total revenues decreased from approximately $27.6 million for the year ended December 31, 2004, to approximately $21.1 million for the year ended December 31, 2005.

Cost of sales decreased along with total revenues for the year ended December 31, 2005.  Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services.  For 2004, total cost of sales was 70.6% of total revenues, compared to 70.1% of total revenues for 2005.

As a result of decreased revenues, our gross profit decreased from approximately $8.1 million for 2004 to approximately $6.3 million for 2005.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses increased by $2.4 million for 2005. This increase was caused by the impairment of goodwill and the write off of bad debt on New Connexions.

Total other income and expense for 2005 was primarily related to interest expenses from the SBI note. We paid over $510,000 in interest and extinction fees. However, we recorded a net loss for the year ended December 31, 2005, primarily as a result of our goodwill impairment and bad debt write off.  Net loss per share was $(0.07) for 2004 compared to $(0.31) loss for 2005.

The following chart and related discussions summarize our consolidated balance sheet for the years ended December 31, 2004 and 2005, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-1.

Summary of Balance Sheet

	December 31, 2004	December 31, 2005

Cash	$1,724,609	$1,093,292

Total current assets	$2,868,891	$1,927,538

Total assets	$7,564,391	$2,156,731

Total current liabilities	$3,237,591	$3,635,216

Total liabilities	$3,257,911	$3,635,216

Retained earnings (deficit)	$(2,413,449)	$(8,401,914)

Total stockholders equity	$4,306,480	$(1,478,485)

The decrease of total current assets at December 31, 2005, compared to the year ended December 31, 2004, was primarily the result of the write off to bad debt of the current part of New Connexions and the expensing of prepaid legal fees.  In addition, our total assets decreased at December 31, 2005, primarily due to an impairment of goodwill and writing off to bad debt of New Connexions.

Total current liabilities and total liabilities decreased at December 31, 2005, compared to the year ended December 31, 2004, primarily due to decreases in deferred income tax and return reserves.  Our retained deficit increased significantly at December 31, 2005, due to the impairments and bad debt.

Comparison of Years Ended December 31, 2003 and 2004

The following discussions are based on the audited consolidated financial statements of IDI Global, Internet Development Inc., idiglobal.com, and Integrated Communication Systems for the year ended December 31, 2005.

For the year ended December 31, 2004, the audited consolidated financial statements are based on the operations of IDI Global, Internet Development Inc., and idiglobal.com.  These charts and discussions summarize our consolidated financial statements for the years ended December 31, 2003 and 2004 and should be read in conjunction with the financial statements and notes to the financial statements included in this report.

Comparison of 2003 and 2004 Fiscal Year Operations

	2003	2004

Total revenues	$13,328,949	$27,624,489

Total cost of sales	9,786,221	19,495,873

Gross profit	3,542,728	8,128,616

Total operating expenses	3,078,705	9,289,489

Net operating income (loss)	464,023	(1,160,873)

Total other income (expense)	(78,465)	13,572

Total income tax expense	84,475	(18,720)

Net income	301,083	(1,128,581)

Net earnings (loss) per share	$0.02	$(0.07)

Net revenues increased by 200.08% from 2003 to 2004, and cost of sales increased by 199.2% from 2003 to 2004.  Cost of sales was 70.5% of total revenues for 2004, compared to 73.4% of total revenues for 2003.  As a result, our gross profit increased by 2.9% for 2004 compared to 2003.

Total operating expenses increased 294.7% from 2003 compared to 2004 as a result of the purchase of Chief Financial and Professional Consulting in January 2004. Accordingly, we recorded net operating loss for 2004 compared to a net operating income for 2003.

Total other income of $13,572 for 2004 resulted primarily from the purchase of Professional Consulting. We recorded $78,465 for 2003, resulting primarily from accrued interest for loans from shareholders.

Primarily as a result of increases in general and administrative expenses, we recorded a net loss for 2004 compared to a net income for 2003.

ITEM 7.

FINANCIAL STATEMENTS

IDI GLOBAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2005 and 2004

IDI GLOBAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2005 and 2004

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of IDI Global Inc.:

We have audited the accompanying consolidated balance sheets of IDI Global Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDI Global Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12, the Company has negative working capital, negative cash flows from operations, operating losses and has recognized an impairment of goodwill of $4,640,683 which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in those matters are also described in Note 12.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 10, 2006

IDI Global, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2005	2004
		(Restated)
Current Assets
Cash	$1,093,292	$1,724,609
Restricted Cash	710,685	904,128
Accounts Receivable, net	123,561	133,236
Other Receivables, net	-	26,597
Advances to Related Party	-	23,785
Note Receivable - Related Party	-	50,236
Inventory	-	6,300
Prepaid expenses	-	-

Total Current Assets	1,927,538	2,868,891

	200,855	336,114

Other Assets
Deferred Income Taxes	-	154,565
Deferred financing costs	-	153,600
Deposits	28,338	31,533
Investments	-	151,200
Note Receivable - Related Party	-	1,027,804
Goodwill	-	2,840,684

Total Other Assets	28,338	4,359,386

Total Assets	$2,156,731	$7,564,391

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	December 31,
	2005	2004
Current Liabilities		(Restated)
Accounts Payable	$369,115	$126,194
Accrued Expenses	947,595	782,852
Income Taxes Payable	183	100
Reserve for Refunds and Chargebacks	63,796	234,388
Line of credit	-	23,079
Notes Payable - Related Party	504,527	320,978
Notes Payable	1,750,000	1,750,000

Total Current Liabilities	3,635,216	3,237,591

Contingencies	-	-

Deferred Income Tax Liability	-	20,320

Total Liabilities	3,635,216	3,257,911

Stockholders' Equity
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 18,960,174, Respectively	19,160	18,711
Additional Paid in Capital	6,904,269	6,701,218
Retained Earnings (Deficit)	(8,401,914)	(2,413,449)
Prepaid consulting fees	-	-

Total Stockholders' Equity	(1,478,485)	4,306,480

Total Liabilities and Stockholders' Equity	$2,156,731	$7,564,391

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2005	2004
		(Restated)
Revenues, Net
Product Sales	$18,815,860	$24,326,017
Training Revenues	2,274,636	3,298,472

Total Revenues	21,090,496	27,624,489

Cost of Sales
Product Costs	13,637,698	18,030,686
Training Costs	1,146,875	1,465,187
Total cost of sales	14,784,573	19,495,873

Gross Profit (Loss)	6,305,923	8,128,616

Operating Expenses
General & Administrative	6,751,056	9,289,489
Impairment of Goodwill	4,791,884	-
Impairment of Deferred Financing Costs	131,656	-

Total Operating Expenses	11,674,596	9,289,489

Net Operating Income (Loss)	(5,368,673)	(1,160,873)

Other Income(Expense)
Interest Income	17,882	3,688
Interest Expense	(625,705)	(197,051)
Other Income (Expense)	122,276	206,935

Total Other Income(Expense)	(485,547)	13,572

Income (Loss) Before Income Taxes	(5,854,220)	(1,147,301)

Income Tax Expense
Income Tax Expense	134,245	100
Deferred Income Tax (Benefit) Expense	-	(18,820)

Total Income Tax Expense	134,245	(18,720)

Net Income (Loss)	$(5,988,465)	$(1,128,581)

Net Income (Loss) Per Share	$(0.31)	$(0.07)

Weighted Average Shares Outstanding	19,037,834	15,908,921

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Subscription
	Shares	Amount	Capital	(Deficit)	Receivable

Balance, December 31, 2002	11,750,000	$11,750	$1,168,848	$(1,585,951)	$-

April 2003 - shares issued for
cash and services	125,000	125	111,125	-	-

July 2003 - stock issued for
conversion of debt at $0.20
per share	1,365,000	1,365	271,589	-	-

September 2003 - stock issued
from exercise of options	197,500	198	45,878	-	(18,475)

September 2003 - Stock issued
for cash at $1.50 per share	583,333	583	874,417	-	-

October 2003 - Shares issued
for acquisition of Integrated
Communications Systems	954,600	955	1,499,045	-	-

Net income for the year ended
December 31, 2003	-	-	-	301,083	-

Balance, December 31, 2003	14,975,433	14,976	3,970,902	(1,284,868)	(18,475)

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Subscription
	Shares	Amount	Capital	(Deficit)	Receivable

Balance, December 31, 2003	14,975,433	14,976	3,970,902	(1,284,868)	(18,475)

January 2004 - Shares issued for
acquisition of Chief Financial, Inc	700,000	700	1,049,300	-	-

January 2004 - Cash received
from subscription receivable	-	-	-	-	13,725

March 2004 - Cash received from
subscription receivable	-	-	-	-	4,750

May 2004 - Shares issued for
settlement of lawsuit at
$0.05 per share	197,377	197	9,672	-	-

October 2004 - Shares issued for
legal fees at $0.88 per share	250,000	250	219,750	-	-

December 2004 - Shares issued
for conversion of notes
payable at $0.50 per share	2,588,364	2,588	1,291,594	-	-

December 2004 - Warrants
issued in connection
with note payable	-	-	160,000	-	-

Net income for the year ended
December 31, 2004	-	-	-	(1,128,581)	-

Balance, December 31, 2004	18,711,174	18,711	6,701,218	(2,413,449)	-

February 2005 - Shares issued for
legal fees at $0.50 per share	249,000	249	124,251	-	-

June 2005 - Shares issued for
services at $0.39 per share	200,000	200	77,800	-	-

2005 - Cash contribution by
shareholder	-	-	1,000	-	-

Net income for the year ended
December 31, 2005	-	-	-	(5,988,465)	-

Balance, December 31, 2005	19,160,174	$19,160	$6,904,269	$(8,401,914)	$-

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2005	2004
Cash Flows from Operating Activities:		(Restated)
Net Income (Loss)	$(5,988,465)	$(1,128,581)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	156,784	163,868
Bad Debts	1,114,325	184,105
Impairment of Goodwill	2,991,884	-
Deferred Income Taxes	134,245	(18,720)
Stock Issued for Services & Accrued Expenses	202,500	707,169
Deferred Financing Costs	124,235
Finance Charge Included in Principal of Notes Payable	-	24,602
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(2,825)	(58,330)
Other Receivables	26,597	(14,597)
Inventories	6,300	-
Prepaid expenses	-	76,238
Employee Advances	-	4,940
Other Assets	3,195	(48,832)
Increase (Decrease) in:
Accounts Payable	242,921	(53,553)
Accrued Expenses	164,743	(82,900)
Income Taxes Payable	83	-
Reserved for Refunds and Chargebacks	(170,592)	(34,718)

Net Cash Provided(Used) by Operating Activities	(994,070)	(279,309)

Cash Flows from Investing Activities:
Payments for Notes Receivable	-	(168,000)
Proceeds from Notes Receivable	-	5,000
Purchase of Software and Equipment	(27,218)	(181,542)
Advances to related party	-	(148,787)
Cash Paid for Acquisition of Subsidiary	-	(50,000)
Cash Acquired from Acquisition of Subsidiary	-	1,916

Net Cash Provided (Used) by Investing Activities	(27,218)	(541,413)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	195,528	1,950,000
Proceeds from Cash Contribution	1,000	-
Proceeds from Stock Issuance	-	18,475
Proceeds from Line of Credit	-	9,861
Principal Payments on Line of Credit	-	(4,522)
Principal Payments on Notes Payable	-	(173,542)

Net Cash Provided (Used) by Financing Activities	196,528	1,800,272

Increase (Decrease) in Cash	(824,760)	979,550

Cash and Cash Equivalents at Beginning of Period	2,628,737	1,649,187

Cash and Cash Equivalents at End of Period	$1,803,977	$2,628,737

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2005	2004

Cash Paid For:
Interest	$-	$2,229
Income Taxes	$100	$100

Non-Cash Investing and Financing Activities:
Stock Issued for Services & Accrued Interest	$-	$488,049
Stock Issued for Note Payable	$-	$1,036,002
Stock Issued for Acquisition of Subsidiary	$-	$1,050,000

The accompanying notes are an integral part of these consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

IDI Global, Inc. (the Company), formerly Bennion Corporation, was incorporated on August 17, 1998.  On December 31, 1998, the Company merged with Bennion Corporation, an Arkansas corporation (Bennion-AR).  The Company was the surviving corporation.  The merger was recorded under the pooling of interest method of accounting.  From inception on August 17, 1998 to January 15, 2002, the Company was inactive.

On January 16, 2002, Bennion Corporation, a public company, entered into an agreement to complete a forward triangular merger with idiglobal.com, Inc., a private Delaware company, and Internet Development, Inc.,  a private Nevada company.  Per Under the terms of the agreement, Internet Development agreed to deliver 7,500,000 shares of the Company’s common stock to idiglobal.com’s shareholders in exchange for 100% of idiglobal.com’s shares.  The merger was treated as a reverse merger with idiglobal.com, Inc. being the accounting acquirer, therefore, all historical financial information prior to the acquisition date is that of idiglobal.com, Inc.  Pursuant to the merger, the Company changed their name from Bennion Corporation to IDI Global, Inc.

In October 2003, the Company issued 954,600 shares of common stock to acquire 100% of the outstanding shares of Integrated Communication Systems (“Integrated”), a New York corporation, through a merger with Sports Media International, Inc.., a subsidiary organized by the Company as a merger subsidiary.  Integrated’s offices are located in New York City, and they are engaged in sports media and advertising.

In January 2004, the Company acquired 100% ownership in Chief Financial and their wholly owned subsidiary Professional Consulting Services. Prior to the acquisition, the Company outsourced a share of its small office home office (SOHO) sales and marketing operations to Chief Financial.  Chief Financial is located in Ft. Worth Texas, and PCS is located in St. George, Utah.

In January 2005, the Company entered into an Asset Purchase Agreement with Mentoring of America, LLC, a Utah limited liability company and HG Marketing, Inc (HG), a Nevada corporation pursuant to which HG agreed to sell to the Company certain assets and rights used in the operation of a call center business located in St. George, UT.  The purchase price was the assumption of certain liabilities of the sales and marketing operation, $1,800,000 in cash, warrants to purchase up to 2,500,000 shares of the Company’s common stock, which become exercisable between 2008 and 2012 at exercise prices escalating annually from $0.80 to $1.80, and the issuance of 4,356,436 shares of the Company’s common stock to escrow, which will be released based upon the performance of the sales and marketing operation over the first two years of operations. IDI Common Stock shall be released from escrow based on Net Income of the Mentoring Call Center during (i) the period January 1, 2005 to December 31, 2005 (“Year One”), (ii) the period January 1, 2006 to December 31, 2006 (“Year Two”) and (iii) the three month periods ending June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006, June 30, 2006, and September 30, 2006 (each a “Measurement Quarter”); provided, that the Year One Target has been achieved before the first day of any Measurement Quarter.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

The Company’s wholly owned subsidiary, IDI Small Business (IDISB), entered into an agreement to purchase the assets of Hire Solutions, LLC (Hire), a business that provides training and other services regarding job placement opportunities and transactions.  IDISB purchased all of the assets utilized in the operation of the business, and obtained all rights and interests required to assume control and operation of the business.  IDISB also executed an employment agreement with the owner and founder of Hire Solutions, LLC for the continued executive leadership and development of the assets purchased in the above mentioned transaction.  The purchase price was 294,118 shares of the Company’s stock.  The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hires exercised the put.  Because Hire has not yet generated at least $100,000 in net income, the Company has not been required to pay the purchase price in cash.  On December 30, 2005, the Hire Solutions LLC assets that were purchase by IDI Small Business were incorporated into a new subsidiary company called Worldwide Recruiting Solutions Inc., a Nevada Corporation.

The Company is an ASP (applications service provider) of unique web based Internet applications for companies that have large affiliate networks.  In addition, the Company  provides proprietary applications for small business and home office businesses that require web and ecommerce enabled tools to create a virtual presence on the Internet.  The Company provides in -house servers and management to host all of its applications and control security for its customers.

b.  Accounting Method

The Company recognizes income and expense on the accrual basis of accounting.  The Company has elected a December 31 year end.

c.  Principles of Consolidation

For the year ended December 31, 2005, the consolidated financial statements include the books and records of IDI Global, Inc., Internet Development, Inc., idiglobal.com, Integrated Communication Systems, Chief Financial, Inc., Professional Consulting Services and Sports Media International, Inc.  All inter-company transactions and accounts have been eliminated in the consolidation.  For the year ended December 31, 2004, the consolidated financial statements include the books and records of IDI Global, Inc., Internet Development, Inc., idiglobal.com and Integrated Communication Systems.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e.  Restricted Cash

Restricted cash consists of monies required by the merchant account provider to be set aside for refunds and chargebacks.

f.  Receivables

Accounts receivable primarily consists of monies due the Company for credit card sales transacted near the end of the year, but had not yet posted to the Company’s cash accounts.

An allowance for doubtful accounts in the amount of $0 has been established as of December 31, 2005.

g. Inventory

Inventory consists of computer equipment which is held for resale.  The equipment is stated at the lower of cost or market determined using the first-in, first-out method (FIFO).

h.  Deposits

Deposits consisted of the following at December 31, 2005 and 2004:

	2005	2004
	$-	$-
Lease deposits	28,338	31,533
	$28,388	$241,721

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.  Property and Equipment

Software and equipment as of December 31, 2005 and 2004 consisted of the following and are recorded at cost:

	2005	2004
Computer equipment	$301,005	$279,480
Software and loan costs	290,176	290,176
Office equipment	147,284	147,284
Furniture and fixtures	161,241	161,241
Leasehold improvements	3,562	3,562
Total fixed assets	903,268	881,743
Accumulated depreciation	(702,413)	(545,629)
Net software and equipment	$200,855	$336,114

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

Depreciation and amortization charged to operations was $129,971 and $184,105 for the years ended December 31, 2005 and 2004, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  At December 31, 2005 impairments were recorded; See Note 1; and Note 11.

j.  Marketing Rights

During 2002, the Company issued 250,000 shares of common stock and 500,000 options for marketing rights for a business marketing model valued at $151,200.  During 2003, the Company sold its marketing rights to New Connexions, Inc., for a 10% ownership interest. New Connexions is considered a related party, as Steve Comer, a former officer of the Company, is the brother of an officer and shareholder of New Connexions (See note disclosure in investments).

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.  Outstanding warrants and employee stock options have been considered in the fully diluted earnings per share calculation in 2004.  However the effects of these stock equivalents are anti-dilutive in the 2005 period.

The following data show the amounts used in computing loss per share for the periods presented.

	For the Years Ended
	December 31,
Basic Earnings per share:	2005	2004
Income (Loss)(numerator)	$(5,988,465)	$(1,128,581)
Shares (denominator)	19,037,834	16,010,727
Per Share Amount	$(0.31)	$(0.07)

Fully diluted Earnings per share:
Income (Loss)(numerator)	$(5,988,465)	$(1,128,581)
Shares (denominator)	19,037,834	16,010,727
Per Share Amount	$(0.31)	$(0.00)

l.  Revenue Recognition

We have considered SOP 97-2 and followed the guidelines from paragraph 94, which states “the legal disposition between licensing and sales should not cause revenue recognition on software products to differ from revenue recognition on the sale of any other kind of product.”

When recognizing revenue for development of the Array software, we follow SOP 97-2 Paragraph 65 in the fact that fair value is allocated to each element of the arrangement, the adjustment is not essential to the functional of the product, and there is a contract that states the conditional Revenue for each element.

In most cases we are following the premise of SAB 104 paragraph 84(A), “whereas revenue should not be recognized until it is realized or realizable and earned”.  We recognize our SOHO revenue in a batch or bundle in pursuant to EITF 00-21, paragraph 9, section A, which states if a deliverable does not have value on its own or is not a stand-alone product, then the revenue is recognized in a batch.  None of the services are stand alone, if the customer does not buy the business opportunity -Small Office Home Office; then none of the other services are needed.  Without the initial purchase, there would be no need for seminar mentoring and training, web-based products, software, audio training courses, DVD’s, training supplements, printed materials, and training manuals.  All of these services are dependent on the initial purchase.

When it comes to developmental revenue we are following SOP 81-1, Paragraph 32.  When developmental costs are incurred for the Array software, we recognize the portion of revenue related to completion of the project to the completed contract method.

Revenue from the sale of software and other products is recognized when an agreement is made, delivery is complete, no significant obligations remain unfulfilled, and collection of the resulting receivable is probable.  In instances where a significant obligation exists, revenue recognition is delayed until the obligation has been satisfied.  Revenue from services, including training and consulting, are recognized as the services are performed.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m. Software Development Costs

In accordance with SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.  Total capitalized software development costs at December 31, 2005 were $0.  Amortization expense for the years ended December 31, 2005 and 2004 was $67,443 and $67,443 respectively.  Research and development costs are expensed as incurred.  During 2005 and 2004, there were no research and development expenses.

n.  Reserve for Refunds and Chargebacks

The reserve for refunds and chargebacks is maintained at a level that, in management’s judgment, is sufficient to absorb any anticipated refunds or chargebacks as of the balance sheet date. The reserve is not specifically associated with individual sales transactions, but is a general reserve set aside to accommodate any future refunds or disputed transactions with an original transaction date prior to December 31, 2004.  We review the appropriateness of the reserve quarterly and have developed a methodology for projecting the needed reserve that is based on our historical refund and chargeback data.

A certain percentage of sales made generally results in a refund or chargeback.  Accordingly, the Company has reserved an amount in the financial statements to account for refund and chargebacks that have not yet been charged to the Company.  Refunds and chargebacks could be paid up to one year following the original sale or transactions.

o.  Commissions

During 2005 and 2004, the company contracted with other entities to sell its products.  The Company may pay large sales commissions for outsourced sales, depending on the contract arrangements with each particular entity.

p.  Advertising and Promotion

Advertising and promotion costs are expensed as incurred and totaled $16,928 and $27,472 for the years ended December 31, 2005 and 2004, respectively.

q. Stock Options and Warrants

As permitted by SFAS No. 123, the Company has elected to measure and record compensation cost relative to stock option costs in accordance with APB Opinion 25 which requires the Company to make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options has been applied.

To measure and record compensation for warrants, the Company applies SFAS No. 123.  This requires the Company to use a Black-Scholes pricing model to estimate the fair value of the warrants at the grant date.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

s. Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”,”; SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”,”; SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”,”; SFAS No. 123 (revised 2004), “Share-Based Payment”,”; SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”,”; SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”,”; and SFAS No. 156, “Accounting for the Servicing of Financial Assets,” were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

t. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

 December 31, 2005 and 2004

NOTE 2 - INCOME TAXES

The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose.  Accordingly, deferred income taxes are provided in recognition of such differences.  Temporary differences include differences between book and tax depreciation and benefits derived from net operating losses.  At December 31, 2005, the Company had net operating losses totaling approximately $4,142,679 which begin to expire in the year 2025.

Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.”  The applicable federal and state tax rates in effect at December 31, 2005 and 2004 were used in calculating the income tax liabilities, expense, and deferred taxes.

Income tax expense for the years ended December 31, 2005 and 2004, is computed as follows:

	2005	2004
Current:
Federal	$-	$-
State	100	100
Total Current	100	100
Deferred:
Federal	(0)	(16,185)
State	(0)	(2,635)
Total Deferred	(0)	(18,820)
Total Income Tax Expense	$(0)	$(18,720)

The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:

	2005	2004
Income taxes at statutory rate	$(0)	$(283,902)
Nondeductible expenses	0	1,493
State income taxes, net of federal tax benefit	0	(39,721)
Valuation allowance	(134,425)	(340,850)
Total	$(134,425)	$(18,720)

Deferred tax assets and liabilities consist of the following:
	2005	2004
Current deferred tax asset:
Net operating loss	$1,408,511	$942,887
Less valuation allowance	(1,408,511)	(735,452)
Total deferred tax asset	0	154,565
Long-term deferred tax liability:
Depreciation temporary differences	(0)	(20,320)
Net deferred tax asset	$0	$134,245

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 - INCOME TAXES (Continued)

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards.  As of December 31, 2005 and 2004, a valuation allowance has been recorded in the amount of $1,408,511 and $735,452, respectively.

NOTE 3 - NOTES PAYABLE

Notes payable are detailed as follows at December 31, 2005 and 2004:

	2005	2004
Note payable to an officer and stockholder, bears
interest at 12%, payable on demand, unsecured	$195,528	$-

Note payable to an officer of the Company, bears
interest at 12%, matures May 2003, convertible
into common stock, unsecured	309,000	309,000

Note payable to a corporation, bears interest
at 24%, matures May 2005, unsecured	1,750,000	1,750,000

Note payable to a stockholder, non-interest
bearing, payable on demand, unsecured	-	11,978

Total Notes Payable	$2,254,528	$2,070,978

NOTE 4 - CONCENTRATIONS

The Company’s carrying amount of cash deposits at December 31, 2005, was $1,803,977, of which $489,539 was covered by federal depository insurance.

The Company relied on an outside company for customer leads.  During 2005 and 2004, the Company’s SOHO revenues generated through this lead source were 45% and 35%, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2005, the Company received a loan in the amount of $195,528 from an officer of the Company.  The balance of the note at December 31, 2005 was $195,528.

During 2005 and 2004, the Company paid $0 and $133,542, respectively, to a stockholder as a principal payment on a note payable.  The balance of the note at December 31, 2005 and 2004 was $0 and $0, respectively.

During 2001, the Company received $309,000 from an officer of the Company.  The balance of the note at December 31, 2005 and 2004 was $309,000.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

December 31, 2005 and 2004

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

During 2004, the Company exchanged 2,588,364 shares of their common stock for a note payable to a stockholder of the Company.  The balance of the note at December 31, 2005 and 2004 is $0 and $0.

During 2003, the Company transferred its marketing rights to New Connexions, Inc. for a 10% interest in New Connexions.  Steve Comer, the Company’s prior CEO, is the brother of the principal of New Connexions. In addition the Company agreed to fund the development of the New Connexions business model. During 2003, the Company advanced funds of $953,038 to New Connexions for such development. During 2004 the Company advanced an additional $148,787 to New Connexions.  In March advances in the amount of $1,078,040 were converted into a Note Receivable due March 2009.  The Company recorded the additional advances as a long term asset called “Advances to Related Party”.   During 2005, the advances were deemed uncollectible and written off to bad debt expense.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases office space at two locations.  The total monthly lease payment for the two offices is $23,788.

The Company leases equipment on two separate leases.  The total monthly lease payment for the two leases is $1,357.

Future minimum operating lease payments are as follows at December 31, 2005:

2006	$128,514
2007	-
Total	$128,514

Total expense for all operating leases at December 31, 2005 and 2004 was $298,362 and $379,531, respectively.

NOTE 7 - PENSION PLAN

On July 1, 2000, the Company established a defined contribution 401(k) pension plan.  The Company’s contributions to the plan are based on matching 100 percent of the employees’ contributions to a maximum of six percent of compensation per participant.  All employees with more than six months of service and who are age 20 ½ or older are eligible for participation in the plan.  Company contributions totaled $12,164 and $15,950 for the years ended December 31, 2005 and 2004, respectively.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 - STOCK OPTIONS

The Plan was adopted by the Board on December 4, 2002, effective as of November 1, 2002.  The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging Employees, Outside Directors and Consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of Employees, Outside Directors and Consultants with exceptional qualifications and (c) linking Employees, Outside Directors and Consultants directly to stockholder interests through increased stock ownership.  The Plan seeks to achieve this purpose by providing for Awards in the form of Restricted Shares, Options (which may constitute incentive stock options or non-statutory stock options) or stock appreciation rights.  The Plan shall be governed by, and construed in accordance with, the laws of the State of Nevada (except their choice-of-law provisions).

As permitted by SFAS No. 123, the Company has elected to measure and record compensation cost relative to stock option costs in accordance with APB Opinion 25 which requires the Company to make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options has been applied.

A summary of the option activity for 2005 and 2004 follows:

Weighted
Average
	Options	Exercise
	Outstanding	Price
Outstanding, January 1, 2004	5,977,155	$0.15
Granted	-	-
Exercised	-	-
Canceled/forfeited	-	-
Balances, December 31, 2004	5,977,155	$0.15
Granted	-	-
Exercised	-	-
Canceled/forfeited	-	-
Balances, December 31, 2005	5,977,155	0.15

	Number of	Weighted
	Options	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Prices	2005	Life (years)	Price
$0.00	2,000,000	1.00	$0.00
$0.20	2,011,000	1.00	$0.20
$0.20	1,591,155	2.85	$0.20
$0.50	375,000	1.25	$0.50

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 - STOCK OPTIONS (Continued)

Proforma Net Income (Loss):

	December 31,	December 31,
	2005	2004
Net income(loss) as reported	$(5,988,465)	$(1,128,581)
Pro forma net income(loss)	(5,988,465)	(1,128,581)
Basic income (loss) per share as reported	(0.00)	(0.00)
Pro forma income (loss) per share	(0.31)	(0.07)

NOTE 9 – WARRANTS

Management has determined that due to the fact that the warrant agreements require the Company to issue free trading shares for the exercise of warrants that EITF 00-19 requires a reclassification of the warrants from equity to a liability account. The December 31, 2004 financials have been restated to reclassify the warrant value of $307,000 previously recorded in Paid In Capital, to a liability account.  The 250,000 warrants issued in January 2005, were recorded in Paid In Capital but should have been recorded in the same manner, recording 45,000 as a liability. During 2003, pursuant to the acquisition with Integrated Communication Systems, Inc., the Company issued 378,450 warrants to purchase common stock at a price of $1.70 per share, for one year. To measure and record compensation for warrants, the Company applies SFAS No. 123.  This requires the Company to use a Black-Scholes pricing model to estimate the fair value of the warrants at the grant date.

The following summarizes the warrant activity for 2005 and 2004:

Warrants outstanding at January 1, 2004	1,178,450
Granted	1,096,429
Exercised	-
Canceled/forfeited	(378,450)
Balance, December 31, 2004	1,896,429
Granted	2,750,000
Exercised	-
Canceled/forfeited	-
Balance, December 31, 2005	4,646,429

Weighted average exercise price of warrants
-outstanding at December 31, 2005	$2.11

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 9 - Warrants (Continued)

	Number of	Weighted
	Warrants	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Prices	2005	Life	Price
$2.75	500,000	2.50	$2.75
$3.75	300,000	2.50	$3.75
$0.70	571,429	3.00	$0.70
$0.70	525,000	3.00	$0.70
$0.70	250,000	3.00	$0.70
$0.80	500,000	3.00	$0.80
$1.05	500,000	3.00	$1.05
$1.30	500,000	3.00	$1.30
$1.55	500,000	3.00	$1.55
$1.80	500,000	3.00	$1.80

NOTE 10 - INVESTMENTS

During 2003, the Company transferred its marketing rights acquired in 2002 to New Connexion for a 10% ownership interest. The cost incurred for the marketing rights of $151,200 was carried over as the basis for the investment. This investment is restricted in a closely held private corporation, and is therefore not currently available for sale.  During 2005, the investment was deemed to be impaired and a loss on the investment was recognized of $151,200.

NOTE 11 - GOODWILL

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets,. Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, and adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations.  As of December 31, 2005, the Company has recognized an impairment loss on goodwill of $4,791,884.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 11 - GOODWILL (Continued)

In connection with the acquisition of Integrated Communication Systems, Inc. the Company recorded goodwill in the amount of $1,500,000. The net asset value of Integrated was $0 at the time of merger, and the value of the 954,600 shares issued was at $1.60 per share, or approximately $1,500,000.  At December 31, 2005, an impairment of goodwill has been recognized of $1,500,000.

In connection with the acquisition of Chief Financial, Inc. and their wholly owned subsidiary, Professional Consulting Services, Inc., the Company recorded goodwill in the amount of $1,280,684.  As of December 31, 2005, an impairment of goodwill has been recognized of $1,280,684.

Professional Consulting Services and HG Marketing are included in a management agreement with Mentoring of America, in which IDI is to receive $150,000.00 per month or $1.8 million a year. However, since January of 2006 we have not received the minimum amount from the contract, and they have been unwilling to provide any financial information. We have initiated litigation to recapture this income of $150,000 a month or $1.8 a year.  We are confident we will prevail in this legal action but are unsure when the litigation will be settled, and how collectable these funds will be once the settlement is made.

In connection with the Asset Purchase Agreement with Mentoring of America, LLC, a Utah limited liability company and HG Marketing, Inc., a Nevada corporation, HG agreed to sell to IDI Global certain assets and rights used in the operation of a call center business located in St. George, Utah.  As disclosed in Note 1, the purchase price of $1,800,000 was recognized as goodwill.  The Company is currently not collecting any funds from HG and is involved in litigation with HG and Mentoring relating to the Asset Purchase Agreement.  Because the collectibility of funds is uncertain, an impairment of the goodwill of $1,800,000 has been recognized as of December 31, 2005.

NOTE 12 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital, negative cash flows from operations, operating losses and recognized an impairment of goodwill of $4,640,683 which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.  The Company filed for bankruptcy under Chapter 11 by the close of business on April 17, 2006, as discussed in Note 13.

NOTE 13 – SUBSEQUENT EVENT

We filed bankruptcy under Chapter 11 on April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., will file filed for bankruptcy protection in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  Management anticipates that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 14 – STOCKHOLDER TRANSACTION

On January 16, 2004, we issued an aggregate of 1,000,000 common shares valued at $1,500,000 to acquire Chief Financial, Inc.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On May 25, 2004 shares were issued for the settlement of the lawsuit with Mr. Winterton that was started in 1999, and reached a summary judgment in 2002 shortly after the reverse merger with Bennion Corp. in January 2002, except that the number of shares had not been determined. The law suit was brought by Mr. Winterton because he disagreed with the percentage of ownership he had at the time (1999). Because the 197,377 settlement shares Mr. Winterton received should have been part of the original 7,500,000 shares issued to the shareholders of IDI Global from Bennion, at the merger date, the shares issued to Mr. Winterton were recorded at the original share price prior to the merger date of $.05. The law suit was disclosed in Item 3 of the December 31, 2002 10KSB.

On October 5, 2004 250,000 shares were issued for legal fees at $.88 per share. These shares were issued to Call, Jensen & Farrell for services on the Ascendiant Capital Group, LLC, Mercator Momentum Fund, L.P. and Mercator Momemtum Fund III, filings.

During 2004, the Company exchanged 2,588,364 shares of their common stock for a note payable to a stockholder of the Company.  The balance of the note at December 31, 2004 and 2003 is $0 and $861,400.

On February 1, 2005 249,000 shares were issued for legal fees at $.50 per share. These shares were issued to Call, Jensen & Farrell for services on the Ascendiant Capital Group, LLC, Mercator Momentum Fund, L.P. and Mercator Momemtum Fund III, filings.

On June 24, 2005 200,000 shares were issued per the contract with The Investor Relations Group at $.39 per share. That was for Investor relations services.

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

ITEM 8B.

OTHER INFORMATION

As discussed in “Legal Proceedings” above, IDI Global, along with three subsidiary entities, filed for bankruptcy protection in the U.S. Bankruptcy court for the District of Utah on April 17, 2006.

IDI Technology, Inc., a Nevada Corporation and a wholly owned subsidiary of IDI Global, entered into an agreement for purchase and sale of assets on December 1, 2005, with Circle Tree Media, Inc. (“Circle Tree”), an Idaho corporation, and Ryan Riley, an Idaho resident and an officer and director of Circle Tree, and Jared Riley, an Idaho resident and an officer and director of Circle Tree.

IDI Technology agreed to transfer to Circle Tree 250,000 shares of its restricted common stock (the “Shares”) of IDI Global, at the closing.  Both parties agreed that if the Shares are not worth one dollar ($1.00) per share by December 31, 2006, then IDI Technology shall pay to Circle Tree (or to Riley, if Circle Tree no longer exists) a “True-Up Payment,” as that term is defined herein.  For purposes of determining the value of the Shares at December 31, 2006, the parties will examine the publicly reported share price of the Company’s common stock over the last 60 trading days of 2006; if the closing share price equals or exceeds one dollar ($1.00) on any day over that period of time, then the Shares are deemed to be worth one dollar ($1.00), and IDI Technology is not obligated to make the True-Up Payment.  The True-Up Payment is equal to $250,000 less 250,000 multiplied by the highest trading price of the Shares over the last 60 days of 2006, to be paid in restricted common stock to Circle Tree.

Circle Tree was acquired to create a new lead generation model to assist in producing a new stream of monthly residual income.  We anticipate that the model will increase customer satisfaction for products and services offered to the small office/home office market by creating web-enabled applications and educational services to aid customers in marketing their businesses, and enhancing their knowledge and understanding of how to succeed in establishing their own home-based business.

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

Name	Age	Position Held	Director or Officer Since

Kevin R. Griffith	50	President, CEO,	January 16, 2002
		Chairman of the Board

Eugene Bergmann	47	Director	April 17, 2006
		Secretary/Treasurer

Steven Weatherly	50	Consultant performing services commonly provided by a Chief Financial Officer	September 2004

Kevin Griffith B Starting in March 1999, Mr. Griffith served as Executive Vice-President of Internet Development, Inc., a Utah corporation, and he later became President and Director of that company.  He was appointed as a Director, Chief Executive Officer, Secretary/Treasurer of IDI Global in January 2002.  In May 2004 he was appointed as President of IDI Global and Chairman of the Board.  From December 2000 to December 2002, he served as Chief Executive Officer of Worldwide Financial Holdings, Inc, In January of 2005 he became President, Secretary/Treasurer, of IDI Small Business, Inc.  He has over twenty eight years of experience in sales and marketing, finance and corporate management.  Mr. Griffith received a bachelor’s degree in communications, magna cum laude, from Brigham Young University.

Eugene Bergmann B On April 17, 2006, Mr. Bergmann was appointed as a Director, and the Secretary/Treasurer of the Company.  Mr. Bergmann has had years of management and executive management experience in high tech industries.  He has guided small start up firms, including Imall Inc., Cogito Inc., Fibernet Inc., as well as working with major firms such as Novell, Excite at Home and WordPerfect. He also has served and still serves on the Boards of several companies today. Mr. Bergman is a B.A. candidate in marketing at Brigham Young University.

Steven D. Weatherly – Mr. Weatherly started SDW Services in January of 2000. In May 2003, Mr. Weatherly started as Consultant performing certain services for Chief Financial Inc commonly provided by a Chief Financial Officer.  Chief was purchased by IDI Global in January of 2004 and he became a consultant performing certain services for IDI Global commonly provided by a Chief Financial Officer in September of 2004. He has over 20 years of experience in management, accounting, and financial controls; this includes 15 plus years in the position of Chief Financial Officer of several sales and service corporations. Mr. Weatherly has a Bachelor of Business Administration in Finance, West Texas A & M University.

Michael T. Morely – Resigned as a director of the Company effective as of April 15, 2006. As of April 17, 2006 the Company’s Board of Directors appointed Eugene Bergmann to the Board of Directors, and as Secretary/Treasurer of the Company.

Audit Committee Financial Expert

We do not currently have a serving audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2005, and representations from these reporting persons that no Forms 5 were required, we are aware of the following untimely filings:

Messrs. Griffith, Bergmann, and Weatherly filed untimely Forms 5.

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

SUMMARY COMPENSATION TABLE

			Annual Compensation		Long Term Compensation
Name and principal position	Year	Salary* ($)	Bonus* ($)	Other annual compensation* ($)	Awards Securities underlying Options/SARs (#)
Kevin Griffith President, CEO, Sec./Treas.	2005 2004 2003 2002	$ 150,000 $ 150,000 87,500 156,000 (4)	$ 27,000 $ 27,000 0 62,000 (5)	$ 54,942 (1) $ 51,096 (2) 3,096 (3) 37,000 (6)	0 0 0 3,000,000 (7)

*      All Salary, Bonus, and Commission are put into accrual expenses.

(1)   Represents commissions of $48,000 and $6,924 payments for an automobile provided by the company.

(2)   Represents commissions of $48,000 and $3,096 payments for an automobile provided by the company.

(3)   Represents payments for car provided by the company.

(4)   Represents salary paid of $7,500 and accrued salary of $148,500.

(5)   Represents accrued bonus.

(6)   Represents $35,000 signing bonus and automobile provided by the company.

(7)   Represents common stock owned by Mr. Griffith.

Employment Agreements

In April 1, 2002, Internet Development, Inc. entered into an employment agreement with Kevin R. Griffith.  The agreement provided for a signing bonus of $35,000 payable upon the completion of six months employment.  Mr. Griffith is entitled to receive an annual salary of $150,000, commissions of at least $2,000 per month up, to $4,000 per month, and he is entitled to stock options and an incentive bonus of $27,000 based upon criteria established by our board of directors.  If Internet Development terminates Mr. Griffith's employment, with or without cause, then he is entitled to receive full compensation for a period of four months.  If he terminates his employment, then he is not entitled to any severance compensation.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments. We are currently looking at compensation to board members for their time and work.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of our outstanding common stock by our management and any person or group which beneficially owns more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 23,816,610 shares of common stock outstanding as of April 13,, 2006, and any shares that each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

Name and Address of	Number of Shares	Percentage of
Beneficial Owners	of Common Stock	Class

Kevin R. Griffith	6,151,760 (1)	25.83%
462 East 800 North
Orem, Utah 84097

Eugene Bergmann	0	*
462 East 800 North
Orem, Utah 84097

Steve Weatherly	0	*
462 East 800 North
Orem, Utah 84097

Officers and Directors	6,151,760	25.83%
as a Group (3 persons)

_______________

* Less than 1%

(1)

Represents 3,000,000 shares, options to purchase 1,000,000 shares, and a past due note convertible into 2,151,760 shares.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.  This chart also includes individual compensation arrangements. Descriptions of these plans are provided below.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	0	$0	0
Equity compensation plans not approved by shareholders	6,777,155 (1)	$0.24	88,845
Total	6,777,155		88,845

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

IDI Global, Inc. 2002 Equity Incentive Plan - This plan was adopted on December 1, 2002, and deemed effective November 1, 2002.  The aggregate number of common shares to be issued under the plan is 6,500,000 authorized but un-issued shares of common stock.  No more than 1,000,000 shares shall be issued under stock options to a single participant in a single fiscal year and no more than 1,000,000 shares shall be issued under stock appreciation rights to a single participant in a single fiscal year.

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

Individual Compensation Arrangements.  On July 31, 2002, we entered into a consulting contract with Summit Resource Group, Inc.  Summit Resource Group agreed to provide investor relations consulting services related to dealing with NASD broker/dealers and the investing public.  The term of the agreement was for a six month period and could be terminated by either party with a 45-day written notice after the agreement had been effective 90 days.

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

In January 2004, IDI Global entered into an acquisition agreement with Chief Financial, Inc.  Chris Flores, a key employee of Internet Development, is the President of Chief Financial.  IDI Global issued 1,000,000 common shares valued at approximately $1,500,000 in exchange for 100% of the Chief Financial outstanding shares and Professional Consulting Services outstanding shares, its wholly owned subsidiary.

During the 2003 year, Kevin R. Griffith, our CEO, loaned $35,000 to IDI Global, and he received $102,193 in the 2002 year as principal payment on a note payable.  This note is to be combined with deferred compensation of $98,542 to total $133,011.  Also, during the 2002 year, we exchanged 4,385,000 shares of common stock to satisfy a $300,000 note payable to Mr. Griffith.

Our CEO, Kevin R. Griffith, holds a secured convertible promissory note, dated April 16, 2001, related to an obligation of idiglobal.com to repay $300,000 provided to Worldwide Financial Holdings, Inc. by Mr. Griffith in anticipation of a merger with idiglobal.com.  Worldwide Financial Holdings, Inc. loaned the $300,000 to idiglobal.com as part of an expected merger and when the parties agreed to terminate the merger, idiglobal.com agreed to assume this obligation.  The promissory note carries 12% interest and, in addition to the principle and interest, Mr. Griffith will also receive a loan origination fee of $9,000.  This  note is in default.  The note may be converted by the holder at a conversion price of $0.20 per share.  If the note is converted into common stock, then the holder has the right to have those shares registered under any registration statement we file under the Securities Act of 1933.

Our CEO, Kevin R. Griffith, holds a secured convertible promissory note, dated January 11, 2005, related to an obligation of idiglobal.com to repay $195,528 provided to HG Marketing by Mr. Griffith in anticipation of a merger with idiglobal.com.  The balance of the note at December 31, 2005 was $195,528. The promissory note carries 12% interest.  This note is in default.  The note may be converted by the holder at a conversion price of $0.30 per share.  If the note is converted into common stock, then the holder has the right to have those shares registered under any registration statement we file under the Securities Act of 1933.

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

10.5

Term Credit Agreement between IDI Global and Hong Kong League Central Credit Union, dated December 24, 2004 (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on August 5, 2005, and incorporated herein by reference)

10.6

Securities Purchase Agreement between IDI Global, Inc., and SBI Brightline X, LLC, dated as of December 24, 2004 (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on August 5, 2005, and incorporated herein by reference)

10.7	Form of Warrant (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on August 5, 2005, and incorporated herein by reference)

10.8

Letter Agreement between IDI Global, Inc., and SBI USA, Inc., dated as of January 14, 2005 (previously filed as an exhibit to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on August 5, 2005, and incorporated herein by reference)

10.9

Warrant issued to SBI Advisors, dated December 24, 2004 (previously filed as an exhibit to an amendment to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on December 21, 2005, and incorporated herein by reference)

10.10

Warrant issued to SBI USA, dated January 14, 2005 (previously filed as an exhibit to an amendment to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on December 21, 2005, and incorporated herein by reference)

10.11

Registration Rights Agreement between IDI Global, Inc., SBI Advisors, LLC, and SBI Brightline X, LLC, dated as of December 24, 2004 (previously filed as an exhibit to an amendment to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on December 21, 2005, and incorporated herein by reference)

10.12

Asset Purchase Agreement by and among IDI Global, Inc., IDI Small Business, Inc., Mentoring of America, LLC, and HG Marketing, Inc., dated as of January 14, 2005 (previously filed as an exhibit to an amendment to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on December 21, 2005, and incorporated herein by reference)

10.13

Registration Rights Agreement between IDI Global, Inc., and HG Marketing, Inc., dated as of January 14, 2005 (previously filed as an exhibit to an amendment to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on December 21, 2005, and incorporated herein by reference)

10.14

Warrants issued to HG Marketing, dated January 14, 2005 (previously filed as an exhibit to an amendment to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on December 21, 2005, and incorporated herein by reference)

10.15

Assignment and Assumption Agreement by and among Mentoring of America, LLC, HG Marketing, Inc., and IDI Small Business, Inc., dated as of January 14, 2005 (previously filed as an exhibit to an amendment to the Company’s Registration Statement on Form SB-2, SEC File No. 333-127220 on December 21, 2005, and incorporated herein by reference)

21. 1	Subsidiaries of IDI –

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Section 1350 Certification

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004, for professional services rendered by Chisholm & Associates, Certified Public Accountants, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $34,500 and $13,868, respectively.

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

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004, for assurance and related services by Chisholm & Associates, that are reasonably related to the performance of the audit or review of the registrant's financial statements for those fiscal years were $0.00 and $0.00, respectively.

The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004, for assurance and related services by CBN, that are reasonably related to the performance of the audit or review of the registrant's financial statements for those fiscal years were $0.00 and $0.00, respectively.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004, for professional services rendered by Chisholm & Associates - for tax compliance, tax advice, and tax planning, for those fiscal years were $4000.00 and $0.00, respectively.  Services provided included preparation of the federal and state tax returns for the corporation.

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004, for professional services rendered by CBN for tax compliance, tax advice, and tax planning, for those fiscal years were $0.00 and $0..00, respectively.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004, for products and services provided by Chisholm & Associates  other than those services reported above, for those fiscal years were $2,821 and $2,284, respectively.

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004, for products and services provided by CBN other than those services reported above, for those fiscal years were $0 and $17480, respectively.

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

Date: April 20, 2006

IDI Global, Inc.

By: /s/ Kevin R. Griffith

Kevin R. Griffith

President, CEO, Secretary/Treasurer, and Director

By: /s/ Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company

commonly provided by a Chief Financial Officer

and Principal Accounting Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 20, 2006

By: /s/ Eugene Bergmann

Eugene Bergmann

Director