Form 10KSB/A
period 2005-12-31
IDI GLOBAL INC
filed 2006-05-01
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB /A

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

The purpose of this amendment on Form 10-KSB/A is to correct and revise certain figures in the Company's previously issued financial statements, including the Consolidated Balance Sheet and the Statement of  Operations, as well as to make certain corrections throughout the body of the Annual Report.  This Annual Report replaces the previously filed annual report on Form 10-KSB for the year ended December 31, 2005.

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

Newave, Inc., vs. IDI Global, Inc., Chief Financial, Inc., et al., Superior Court for the State of California, in and for the County of Santa Barbara, Case No.  1167126.  Plaintiff Newave, Inc., filed a lawsuit against IDI Global and Chief Financial for breach of contract and unjust enrichment.  The lawsuit relates to a “Lead Marketing Agreement” between Newave and Chief Financial.  We dispute that we are a party to the Lead Marketing Agreement, and have filed our answer.  The case began trial on April 17, 2006, but was stayed in connection with the bankruptcy proceedings discussed below.

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

HG Marketing, Inc., and Mentoring of America, Inc., vs. IDI Global, Inc., IDI Small Business, Inc., and Kevin Griffith, District Court, Clark County, Nevada, Case No. A518002.  Plaintiffs HG Marketing and Mentoring of America filed this lawsuit claiming breach of contract, conversion, fraud, and constructive trust.  The lawsuit relates to the asset purchase agreement between the parties relating to the call center located in St. George, Utah.  Plaintiffs filed a motion for a temporary restraining order, which was denied, and also sought a preliminary injunction, which was also denied.  We filed an answer, counterclaim, and third party complaint against the plaintiffs and their principals on April 10, 2006.  Discovery is proceeding in the matter.  We intend to defend and proceed vigorously with our claims in this action.

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

Circle Tree was acquired by IDI Technology on December 1, 2005 to create a new lead generation model to assist in producing a new stream of monthly residual income.  We anticipate that this model will increase customer-satisfaction for products and services offered to the small office/home office market by creating web-enabled applications and educational services to aid customers in marketing their businesses, and enhancing their knowledge and understanding of how to succeed in establishing their own home-based business.  IDI Technology also provides programming and design services, which compliment their Web-based software applications

For the year ended December 31, 2005, we recorded total revenues on a consolidated basis of $21,090,496, compared to total revenues of $27,624,489 for the year ended December 31, 2004.  We recorded net income (loss) of $(5,868,737) for 2005 compared to net income (loss) of $(1,128,581) for 2004.  The increased loss for 2005 was primarily the result of impairment on SMI Chief Financial and IDI Small Business, We also wrote off the loan to New Connexions to bad debt.  As a result, we incurred a loss of $4,740,156 more in 2005 than in 2004.

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

At December 31, 2005, we had total current liabilities of $3,675,489, and had notes payable totaling $2,254,527, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $504,527 in notes payable to Kevin R. Griffith, our CEO.  However, in December 2004 we converted approximately $1.3 million of notes payable to First Equity Holdings into 2,588,364 shares of common stock.

At December 31, 2005, our total current liabilities also included accrued expenses of $947,595, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $369,117 Income Tax Payable of $183, Derivativesof 40,271,and reserves for refunds and charge-backs of $63,796 added to our total current liabilities.

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

Summary Comparison of years ended December 31, 2004 and 2005

	Twelve months	Twelve months
	ended	ended
	Dec. 31, 2004	Dec. 31, 2005

Total revenues	$27,624,489	$21,090,496

Total cost of sales	19,495,873	14,784,573

Gross profit	8,128,616	6,305,923

Total operating expenses	9,289,489	11,866,597

Net operating income (loss)	(1,160,873)	(5,560,674

Total other income (expense)	13,572	(173,818)

Total income tax expense	(18,720)	134,245

Net income	(1,128,581)	(5,868,737)

Net earnings (loss) per share	$(0.07)	$(0.31)

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

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses increased by $2.6 million for 2005. This increase was caused by the impairment of goodwill and the write off of bad debt on New Connexions.

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

Summary of Balance Sheet

	December 31, 2004	December 31, 2005

Cash	$1,724,609	$1,093,292

Total current assets	$2,868,891	$1,927,538

Total assets	$7,711,391	$2,156,731

Total current liabilities	$3,544,591	$3,675,489

Total liabilities	$3,564,911	$3,675,489

Retained earnings (deficit)	$(2,413,449)	$(8,282,186)

Total stockholders equity	$4,146,480	$(1,518,758)

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

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 10, 2006

IDI Global, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2005	2004
		(Restated)
Current Assets
Cash	$1,093,292	$1,724,609
Restricted Cash	710,685	904,128
Accounts Receivable, net	123,561	133,236
Other Receivables, net	-	26,597
Advances to Related Party	-	23,785
Note Receivable - Related Party	-	50,236
Inventory	-	6,300
Prepaid expenses	-	-

Total Current Assets	1,927,538	2,868,891

Software Development and Equipment, Net	200,855	336,114

Other Assets
Deferred Income Taxes	-	154,565
Deferred financing costs	-	300,600
Deposits	28,338	31,533
Investments	-	151,200
Note Receivable - Related Party	-	1,027,804
Goodwill	-	2,840,684

Total Other Assets	28,338	4,506,386

Total Assets	$2,156,731	$7,711,391

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	December 31,
	2005	2004
Current Liabilities		(Restated)
Accounts Payable	$369,117	$126,194
Accrued Expenses	947,595	782,852
Income Taxes Payable	183	100
Reserve for Refunds and Chargebacks	63,796	234,388
Derivatives	40,271	307,000
Line of credit	-	23,079
Notes Payable - Related Party	504,527	320,978
Notes Payable	1,750,000	1,750,000

Total Current Liabilities	3,675,489	3,544,591

Contingencies	-	-

Deferred Income Tax Liability	-	20,320

Total Liabilities	3,675,489	3,564,911

Stockholders' Equity
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 18,960,174, Respectively	19,160	18,711
Additional Paid in Capital	6,744,268	6,541,218
Retained Earnings (Deficit)	(8,282,186)	(2,413,449)
Prepaid consulting fees	-	-

Total Stockholders' Equity	(1,518,758)	4,146,480

Total Liabilities and Stockholders' Equity	$2,156,731	$7,711,391

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2005	2004
		(Restated)
Revenues, Net
Product Sales	$18,815,860	$24,326,017
Training Revenues	2,274,636	3,298,472

Total Revenues	21,090,496	27,624,489

Cost of Sales
Product Costs	13,637,698	18,030,686
Training Costs	1,146,875	1,465,187
Total cost of sales	14,784,573	19,495,873

Gross Profit (Loss)	6,305,923	8,128,616

Operating Expenses
General & Administrative	6,751,056	9,289,489
Impairment of Goodwill	4,791,884	-
Impairment of Deferred Financing Costs	323,657	-

Total Operating Expenses	11,866,597	9,289,489

Net Operating Income (Loss)	(5,560,674)	(1,160,873)

Other Income(Expense)
Interest Income	17,882	3,688
Interest Expense	(625,705)	(197,051)
Gain on Valuation of Derivatives	311,729	-
Other Income (Expense)	122,276	206,935

Total Other Income(Expense)	(173,818)	13,572

Income (Loss) Before Income Taxes	(5,734,492)	(1,147,301)

Income Tax Expense
Income Tax Expense	134,245	100
Deferred Income Tax (Benefit) Expense	-	(18,820)

Total Income Tax Expense	134,245	(18,720)

Net Income (Loss)	$(5,868,737)	$(1,128,581)

Net Income (Loss) Per Share	$(0.31)	$(0.07)

Weighted Average Shares Outstanding	19,037,834	15,908,921

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Subscription
	Shares	Amount	Capital	(Deficit)	Receivable

Balance, December 31, 2002	11,750,000	$11,750	$1,168,848	$(1,585,951)	$-

April 2003 - shares issued for
cash and services	125,000	125	111,125	-	-

July 2003 - stock issued for
conversion of debt at $0.20
per share	1,365,000	1,365	271,589	-	-

September 2003 - stock issued
from exercise of options	197,500	198	45,878	-	(18,475)

September 2003 - Stock issued
for cash at $1.50 per share	583,333	583	874,417	-	-

October 2003 - Shares issued
for acquisition of Integrated
Communications Systems	954,600	955	1,499,045	-	-

Net income for the year ended
December 31, 2003	-	-	-	301,083	-

Balance, December 31, 2003	14,975,433	14,976	3,970,902	(1,284,868)	(18,475)

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Subscription
	Shares	Amount	Capital	(Deficit)	Receivable

Balance, December 31, 2003	14,975,433	14,976	3,970,902	(1,284,868)	(18,475)

January 2004 - Shares issued for
acquisition of Chief Financial, Inc	700,000	700	1,049,300	-	-

January 2004 - Cash received
from subscription receivable	-	-	-	-	13,725

March 2004 - Cash received from
subscription receivable	-	-	-	-	4,750

May 2004 - Shares issued for
settlement of lawsuit at
$0.05 per share	197,377	197	9,672	-	-

October 2004 - Shares issued for
legal fees at $0.88 per share	250,000	250	219,750	-	-

December 2004 - Shares issued
for conversion of notes
payable at $0.50 per share	2,588,364	2,588	1,291,594	-	-

Net income for the year ended
December 31, 2004	-	-	-	(1,128,581)	-

Balance, December 31, 2004	18,711,174	18,711	6,541,218	(2,413,449)	-

February 2005 - Shares issued for
legal fees at $0.50 per share	249,000	249	124,251	-	-

June 2005 - Shares issued for
services at $0.39 per share	200,000	200	77,800	-	-

2005 - Cash contribution by
shareholder	-	-	1,000	-	-

Net income for the year ended
December 31, 2005	-	-	-	(5,868,737)	-

Balance, December 31, 2005	19,160,174	$19,160	$6,744,269	$(8,282,186)	$-

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2005	2004
Cash Flows from Operating Activities:		(Restated)
Net Income (Loss)	$(5,868,737)	$(1,128,581)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	156,784	163,868
Bad Debts	1,114,325	184,105
Impairment of Goodwill	2,991,884	-
Deferred Income Taxes	134,245	(18,720)
Stock Issued for Services & Accrued Expenses	202,500	547,169
Deferred Financing Costs	316,236
Finance Charge Included in Principal of Notes Payable	-	24,602
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(2,825)	(58,330)
Other Receivables	26,597	(14,597)
Inventories	6,300	-
Prepaid expenses	-	76,238
Employee Advances	-	4,940
Other Assets	3,195	(48,832)
Increase (Decrease) in:
Accounts Payable	242,921	(53,553)
Accrued Expenses	164,743	(82,900)
Income Taxes Payable	83	-
Derivative Liability	(311,729)	160,000
Reserved for Refunds and Chargebacks	(170,592)	(34,718)

Net Cash Provided(Used) by Operating Activities	(994,070)	(279,309)

Cash Flows from Investing Activities:
Payments for Notes Receivable	-	(168,000)
Proceeds from Notes Receivable	-	5,000
Purchase of Software and Equipment	(27,218)	(181,542)
Advances to related party	-	(148,787)
Cash Paid for Acquisition of Subsidiary	-	(50,000)
Cash Acquired from Acquisition of Subsidiary	-	1,916

Net Cash Provided (Used) by Investing Activities	(27,218)	(541,413)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	195,528	1,950,000
Proceeds from Cash Contribution	1,000	-
Proceeds from Stock Issuance	-	18,475
Proceeds from Line of Credit	-	9,861
Principal Payments on Line of Credit	-	(4,522)
Principal Payments on Notes Payable	-	(173,542)

Net Cash Provided (Used) by Financing Activities	196,528	1,800,272

Increase (Decrease) in Cash	(824,760)	979,550

Cash and Cash Equivalents at Beginning of Period	2,628,737	1,649,187

Cash and Cash Equivalents at End of Period	$1,803,977	$2,628,737

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

In October 2003, the Company issued 954,600 shares of common stock to acquire 100% of the outstanding shares of Integrated Communication Systems (“Integrated”), a New York corporation, through a merger with Sports Media International, Inc. a subsidiary organized by the Company as a merger subsidiary.  Integrated’s offices are located in New York City, and they are engaged in sports media and advertising.

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

The 4,356,436 contingent shares designated for this acquisition have been placed in escrow and have not been accounted for in assets or equity, but will be valued (if issued) using the stock price determined at the date of acquisition, and the corresponding value will be an adjustment to goodwill. No value was assigned to the 2.5 million warrants due to the fact that the warrants vest in 3 years. The Company will recognize approximately $500,000 in goodwill whan the warrants vest, based on the Black Scholes Model with the following assumptions: Stock price $.41, exercise price:$.80 to $1.80, dividend yield: $0, term: 3 to 7 years, risk freerate: 3.58%, volitiliy: 86%. The company is recorded the acquisition as an asset acquisition not a business combination.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

The Company’s wholly owned subsidiary, IDI Small Business (IDISB), entered into an agreement to purchase the assets of Hire Solutions, LLC (Hire), a business that provides training and other services regarding job placement opportunities and transactions.  IDISB purchased all of the assets utilized in the operation of the business, and obtained all rights and interests required to assume control and operation of the business.  IDISB also executed an employment agreement with the owner and founder of Hire Solutions, LLC for the continued executive leadership and development of the assets purchased in the above mentioned transaction.  The purchase price was 294,118 shares of the Company’s stock.  The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hires exercised the put.  Since Hire has not yet generated at least $100,000 in net income, the Company is not required to pay the purchase price in cash.

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

c.  Principles of Consolidation

For the year ended December 31, 2005, the consolidated financial statements include the books and records of IDI Global, Inc., Internet Development, Inc., idiglobal.com, Integrated Communication Systems Chief Financial, Inc., Professional Consulting Services and Sports Media International, Inc.  All inter-company transactions and accounts have been eliminated in the consolidation.  For the year ended December 31, 2004, the consolidated financial statements include the books and records of IDIGlobal, Inc., Internet Development, Inc., idiglobal.com and Integrated Communication Systems.

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

h.  Deposits

Deposits consist of following at December 31, 2005 and 2004:

	2005	2004
	$-	$-
Lease deposits	28,338	31,533
	$28,338	$241,721

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.  Property and Equipment

Software and equipment as of December 31, 2005 and 2004 consists of the following  and are recorded at cost :

	2005	2004
Computer equipment	$301,005	$279,480
Software and loan costs	290,176	290,176
Office equipment	147,284	147,284
Furniture and fixtures	161,241	161,241
Leasehold improvements	3,562	3,562
Total fixed assets	903,268	881,743
Accumulated depreciation	(702,413)	(545,629)
Net software and equipment	$200,855	$336,114

Provision for depreciation of software and equipment is computed on the straight-line method for financial reporting purposes.  Depreciation is based upon estimated useful lives as follows :

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

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  At December 31, 2005 impairments were recorded; See Note 1j. and Note 11.

j.  Marketing Rights

During 2002, the Company issued 250,000 shares of common stock and 500,000 options for marketing rights for a business marketing model valued at $151,200.  During 2003, the Company sold its marketing rights to New Connexions, Inc., for a 10% ownership interest. New Connexions is considered a related party, as Steve Comer, a former officer, is the brother of an officer and shareholder of New Connexions (See note disclosure in investments).  The Company accounted for it’s investment in New Connexions, Inc. at cost basis with an analysis for impairment at each year end. At December 31, 2005, management has determined after receiving no payments, from the initial payment to current, that this intangible should be written off to bad debt and that the 10% ownership was of no value and is fully impaired ..

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.    At December 31, 2005, the Company had warrants convertible into 4,464,429 common shares, and employee stock options outstanding convertible into 5,977,155 common shares, which were not used in the computation of loss per share because their effect would be anti-dilutive.

The following data show the amounts used in computing loss per share for the periods presented ..

	For the Years Ended
	December 31,
Basic Earnings per share:	2005	2004
Income (Loss)(numerator)	$(5,868,737)	$(1,128,581)
Shares (denominator)	19,037,834	15,908,921
Per Share Amount	$(0.31)	$(0.07)

Fully diluted Earnings per share:
Income (Loss)(numerator)	$(5,868,737)	$(1,128,581)
Shares (denominator)	19,037,834	15,908,921
Per Share Amount	$(0.31)	$(0.07)

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

December 31, 2005 and 2004

NOTE 1 - S UMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

n.  Reserve for Refunds and Chargebacks

The reserve for refunds and chargebacks is maintained at a level that, in management’s judgment, is sufficient to absorb any anticipated refunds or chargebacks as of the balance sheet date. The reserve is not specifically associated with individual sales transactions, but is a general reserve set aside to accommodate any future refunds or disputed transactions with an original transaction date prior to December 31, 2005.  We review the appropriateness of the reserve quarterly and have developed a methodology for projecting the needed reserve that is based on our historical refund and chargeback data.

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

s. Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, and SFAS No. 156, “Accounting for the Servicing of Financial Assets,” were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Income tax expense for the years ended December 31, 2005 and 2004 is computed as follows :

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

Notes payable are detailed as follows at December 31, 2005 and 2004 :

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

NOTE 4 - CONCENTRATIONS

The Company’s carrying amount of cash deposits at December 31, 2005 was $1,803,977 of which $489,539 was covered by federal depository insurance.

The Company relied on an outside company for customer leads.  During 2005 and 2004, the Company’s SOHO revenues generated thru this lead source was 45%and 35%, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2005, the Company received $195,528 from an officer.  The balance of the note at December 31, 2005 is $195,528.

During 2005 and 2004, the Company paid $0 and $133,542, respectively, to a stockholder as a principal payment on a note payable.  The balance of the note at December 31, 2005 and 2004 is $0 and $0, respectively.

During 2001, the Company received $309,000 from an officer of the Company.  The balance of the note at December 31, 2005 and 2004 is $309,000.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

December 31, 2005 and 2004

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

During 2004, the Company exchanged 2,588,364 shares of their common stock for a note payable to a stockholder of the Company.  The balance of the note at December 31, 2005 and 2004 is $0 and $0.

During 2003, the Company transferred its marketing rights to New Connexions, Inc. for a 10% interest in New Connexions.  Steve Comer, the Company’s prior CEO is the brother of the principal of New Connexions. In addition the Company agreed to fund the development of the New Connexions business model. During 2003, the Company advanced funds of $953,038 to New Connexions for such development. During 2004 the Company advanced an additional $148,787 to New Connexions.  In March advances in the amount of $1,078,040 were converted into a Note Receivable due March 2009.  The Company recorded the additional advances as a long term asset called “Advances to Related Party”.   During 2005, the advances were deemed uncollectible and written off to bad debt expense.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases office space at two locations.  The total monthly lease payment for the two offices is $23,788.

The Company leases equipment on two separate leases.  The total monthly lease payment for the two leases is $1,357.

Future minimum operating lease payments are as follows at December 31, 2005 :

2006	$128,514
2007	-
Total	$128,514

Total expense for all operating leases at December 31, 2005 and 2004 is $298,362 and $379,531, respectively.

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

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 - STOCK OPTIONS

The Plan was adopted by the Board on December 4, 2002, effective as of November 1, 2002.  The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by (a) encouraging Employees, Outside Directors and Consultants to focus on critical long-range objectives, (b) encouraging the attraction and retention of Employees, Outside Directors and Consultants with exceptional qualifications and (c) linking Employees, Outside Directors and Consultants directly to stockholder interests through increased stock ownership.  The Plan seeks to achieve this purpose by providing for Awards in the form of Restricted Shares, Options (which may constitute incentive stock options or nonstatutory stock options) or stock appreciation rights.  The Plan shall be governed by, and construed in accordance with, the laws of the State of Nevada (except their choice-of-law provisions).

As permitted by SFAS No. 123, the Company has elected to measure and record compensation cost relative to stock option costs in accordance with APB Opinion 25 which requires the Company to make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options has been applied.

A summary of the option activity for 2005 and 2004 follows :

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

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 - STOCK OPTIONS (Continued)

Proforma Net Income (Loss):

	December 31,	December 31,
	2005	2004
Net income(loss) as reported	$(5,868,737)	$(1,128,581)
Pro forma net income(loss)	(5,868,737)	(1,128,581)
Basic income (loss) per share as reported	(0.00)	(0.00)
Pro forma income (loss) per share	(0.31)	(0.07)

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

The following summarizes the warrant activity for 2005 and 2004 :

Warrants outstanding at January 1, 2004	1,178,450
Granted	1,096,429
Exercised	-
Canceled/forfeited	(378,450)
Balance, December 31, 2004	1,896,429
Granted	2,750,000
Exercised	-
Canceled/forfeited	-
Balance, December 31, 2005	4,646,429

Weighted average exercise price of warrants
-outstanding at December 31, 2005	$1.51

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

NOTE 11 - GOODWILL

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, Under SFAS No. 142, goodwill is no longer amortized, but is tested for impairment at a reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, and adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or projected future results of operations.  As of December 31, 2005, the Company has recognized an impairment loss on goodwill of $4,791,884.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 11 - GOODWILL (Continued)

With regards to the acquisition of Integrated Communications System, the Company issued 954,600 shares of common stock with a listed market value of $1.60 for a value of $1,500,000. Since there were no identifiable assets of ICS, the entire acquisition was related to goodwill. The value of ICS was the relationships the principals had with ESPN radio and ABC radio wherein the Company would receive 20% of all promotional and media packages with the radio clientele , the first of which would be a contract with Coca-Cola Corporate for media for Subway and Burger King. At the time of acquisition, no contracts had been signed; however the principals were negotiating agreements. There were no physical or intangible assets acquired that could be separately identified and valued. Integrated Communications System (SMI) has not produced any revenue from its contracts and we do not project that it will do so in 2006. All contracts are currently still in place and efforts are being made to generate income from these relationships. At December 31, 2005, due to the lack of cash-flow and the uncertainty of future revenue, an impairment of goodwill has been recognized of $1,500,000.

With regards to the acquisition of Chief Financial, the Company was to issue 1,000,000 shares of common stock valued at the date of agreement at $1.50 per share.  Five hundred thousand shares were issued at closing and another 500,000 shares were placed in escrow for issuance at certain benchmarks. Two hundred thousand of the escrowed shares had been issued and valued as part of the acquisition. An additional $50,000 in cash was paid on the acquisition to attain the value of $1,100,000. There were fixed assets of Chief and its wholly owned subsidiary, PCS that were recorded at acquisition, including goodwill of $60,000 that Chief had recorded for its acquisition of PCS, along with liabilities in excess of assets of approximately $180,000. Goodwill was therefore increased by this amount to produce a total goodwill for Chief of approximately $1,340,000. In 2005, we made the determination that Chief Financial has not provided the expected Revenues projected and that any further expenditure would not be prudent.  No cash flow activity is anticipated from Chief Financial during 2006. In connection with the acquisition of Chief Financial, Inc. and their wholly owned subsidiary, Professional Consulting Services, Inc., the Company recorded goodwill in the amount of $1,280,684.   As of December 31, 2005, an impairment of goodwill has been recognized of $1,280,684.

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

In connection with the Asset Purchase Agreement with Mentoring of America, LLC, a Utah limited liability company and HG Marketing, Inc., a Nevada corporation pursuant to which HG agreed to sell to IDI  Global certain assets and rights used in the operation of a call center business located in St. George, Utah.  As disclosed in Note 1, the purchase price of $1,800,000 was recognized as goodwill.  The Company is currently not collecting any funds from HG and has begun legal proceedings.  Since the collectibility of funds is uncertain, an impairment of the goodwill of $1,800,000 has been recognized as of December 31, 2005.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 12 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital, negative cash flows from operations, operating losses and recognized an impairment of goodwill of $4,640,683 which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.  It is management’s plan to file bankruptcy under Chapter 11 by the close of business on April 17, 2006. Through the reorganization of debt and the return of management of the St. George sales floor , management believes they will generate the cash flow necessary to emerge from chapter 11. The Company will then continue to market its products with new lead sources and generate sufficient funds to support operations.

NOTE 13 – SUBSEQUENT EVENT

We filed bankruptcy under Chapter 11 on April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., will file for bankruptcy protection in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  We anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

NOTE 14 – STOCKHOLDER TRANSACTIONS

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

During 2004, the Company exchanged 2,588,364 shares of their common stock for a note payable to a stockholder of the Company.  The balance of the note at December 31, 2004 and 2003 is $0 and $861,400, respectively.

On February 1, 2005 249,000 shares were issued for legal fees at $.50 per share. These shares were issued to Call, Jensen & Farrell for services on the Ascendiant Capital Group, LLC, Mercator Momentum Fund, L.P. and Mercator Momemtum Fund III, filings.

On June 24, 2005 200,000 shares were issued per the contract with The Investor Relations Group at $.39 per share. That was for Investor relations services ..

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

Date: May 1, 2006

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

Date: May 1, 2006

By: /s/ Eugene Bergmann

Eugene Bergmann

Director