Form 10QSB
period 2006-03-31
IDI GLOBAL INC
filed 2006-05-18
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

☐

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check made whether the registrant is a shell company (as defined in rule 12b-2 of the exchange Act)   Yes ☐  No ☒

As of May 9, 2006, IDI Global, Inc., had 23,816,610 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of results to be expected for any subsequent period, as explained in Management’s Discussion and Analysis below.

IDI Global, Inc. and Subsidiaries

Consolidated Financial Statements

March 31, 2006

C O N T E N T S

Unaudited Consolidated Balance Sheets	5

Unaudited Consolidated Statements of Operations	7

Unaudited Consolidated Statements of Cash Flows	8

Notes to the Unaudited Consolidated Financial Statements	10

IDIGlobal, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2006 Unaudited	2005

Current Assets
Cash	$691,370	$1,093,292
Restricted Cash	715,090	710,685
Accounts Receivable, net	129,223	123,561
Prepaid expenses	597,000	-

Total Current Assets	2,132,683	1,927,538

Software Development and Equipment, Net	169,795	200,855

Other Assets

Deposits	28,338	28,338

Total Other Assets	28,338	28,338

Total Assets	$2,330,816	$2,156,731

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

	March 31,	December 31,
	2006 Unaudited	2005
Current Liabilities
Accounts Payable	$601,876	$369,115
Accrued Expenses	1,041,427	947,595
Income Taxes Payable	183	183
Reserve for Refunds and Chargebacks	63,796	63,796
Derivatives	46,812	40,271
Notes Payable - Related Party	504,527	504,527
Notes Payable	1,750,000	1,750,000

Total Current Liabilities	4,008,621	3,675,487

Contingencies	-	-

Total Liabilities	4,008,621	3,675,487

Stockholders' Equity
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 19,160,174, Respectively	19,160	19,160
Additional Paid in Capital	6,744,269	6,744,269
Retained Earnings (Deficit)	(8,441,234)	(8,282,185)

Total Stockholders' Equity	(1,677,805)	(1,518,756)

Total Liabilities and Stockholders' Equity	$2,330,816	$2,156,731

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2006	2005

Revenues, Net
Product Sales	$2,644,926	$6,128,485
Training Revenues	340,543	827,798

Total Revenues	2,985,470	6,956,283

Cost of Sales
Product Costs	1,709,025	4,796,956
Training Costs	171,703	417,377
Total cost of sales	1,880,728	5,214,333

Gross Profit (Loss)	1,104,742	1,741,950

Operating Expenses
General & Administrative	1,144,544	1,311,445

Total Operating Expenses	1,144,544	1,311,445

Net Operating Income (Loss)	(39,802)	430,505

Other Income(Expense)
Interest Income	4,457	1,785
Interest Expense	(128,705)	(138,396)
Gain (Loss) on Valuation of Derivatives	(6,541)	-
Other Income (Expense)	11,542	25,107

Total Other Income(Expense)	(119,247)	(111,504)

Income (Loss) Before Income Taxes	(159,049)	319,001

Provision for Income Tax

Deferred Income Tax (Benefit) Expense	-	13,577

Total Income Tax Expense	-	13,577

Net Income (Loss)	$(159,049)	$305,424

Net Income (Loss) Per Share	$(0.01)	$0.02

Weighted Average Shares Outstanding	19,160,174	18,960,174

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$(159,049)	$305,424
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	31,060	37,573
Deferred Income Taxes	-	13,577
Loss on Valuation of Derivative	6,541
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(5,662)	(32,164)
Other Receivables	-	(50)
Prepaid expenses	(597,000)	-
Increase (Decrease) in:
Accounts Payable	232,761	354,439
Accrued Expenses	93,832	(82,377)
Reserved for Refunds and Chargebacks	-	(2,098)

Net Cash Provided(Used) by Operating Activities	(397,517)	594,324

Cash Flows from Investing Activities:

Purchase of Software and Equipment	-	(71,005)
Advances to related party	-	(20,000)
Cash Paid for Acquisition of Asset	-	(1,791,599)

Net Cash Provided (Used) by Investing Activities	-	(1,882,604)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	-	195,527
Principal Payments on Line of Credit	-	(23,079)
Principal Payments on Notes Payable	-	(11,978)

Net Cash Provided (Used) by Financing Activities	-	160,470

Increase (Decrease) in Cash	(397,517)	(1,127,810)

Cash and Cash Equivalents at Beginning of Period	1,803,977	2,786,425

Cash and Cash Equivalents at End of Period	$1,406,460	$1,658,615

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows (Continued)

	For the Three Months Ended
	March 31,
	2006	2005

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

March 31, 2006

GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

BANKRUPTCY

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

PRE-PAID LEAD COST

On March 17, 2006 we pre-paid $597,000 for leads that will be created over the next few months. As costs are incurred we will record these expenses on a monthly basis.

In this report, references to “IDI Global,” “we,” “us,” and “our” refer to IDI Global, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance, identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.   We disclaim any obligation or intention to update any forward-looking statement contained in this Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Metrics:  As an internet retailer, we consider growth in revenue to be a key indicator of our overall financial performance. We examine our revenue by using several key metrics, including: overall change in net sales; gross margin percent; gross profit; and operating income.  Our strategy for growth includes not only increasing our market share by expanding sales in existing channels, but also taking advantage of strategic opportunities for acquisitions. Ensuring adequate financing is central to the success of our growth strategy.  As a result, we have entered into a variety of financing arrangements which we believe will contribute to the long-term success of IDI Global.

Reserves: The reserve for refunds and chargebacks is maintained at a level that, in management’s judgment, is sufficient to absorb any anticipated refunds or chargebacks as of the balance sheet date. The reserve is not specifically associated with individual sales transactions, but is a general reserve set aside to accommodate any future refunds or disputed transactions with an original transaction date prior to December 31, 2004.  We review the appropriateness of the reserve quarterly and have developed what management believes is a reasonable methodology for projecting the needed reserve that is based on our historical refund and chargeback data.

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

Executive Overview

IDI Global is a holding company operating through its wholly owned subsidiaries, Internet Development, Inc. (“Internet Development”); Chief Financial, Inc. (“Chief Financial”); IDI Small Business (“IDISB”); IDI Technology (“IDIT”); and Sports Media International, Inc. (“Sports Media”).  Internet Development offers the tools to create a web site, including a merchant account, web development services, web hosting services, and consulting services, along with an inside sales and marketing center that sells these technologies complete with coaching, and sometimes other third-party educational tools.  In addition, Internet Development offers an Internet/extranet platform for large and small vertical businesses with a network of affiliates.  Chief Financial was originally acquired to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities.  Sports Media sells advertising and marketing programs for media companies.  IDISB manages our direct Marketing operations in St. George, Utah.  IDIT provides Internet-based lead generation offerings that produce a new stream of monthly residual income.

Internet Development

Internet Development is an application service provider offering web solutions and related business packages to companies and individuals in North America as well as globally.  Internet Development designs, develops and markets software applications for large organizations and small businesses to exploit the full capabilities of the Internet, including communications, marketing, information management, and e-commerce.  Its flagship products include ARRAY® and Quicksite Builder.  The ARRAY® technology enables large and small organizations to deploy, integrate and interact with a network of e-commerce enabled affiliate web sites, while maintaining a consistent, unified brand image for the organization as a whole.  In short, ARRAY® allows a company to provide a very high level of functionality and online business features to its representatives, while maintaining communication with the organization and control of the corporate image.  ARRAY® features include corporate administrative control, custom design options for the individual user, E-commerce and shopping cart capability, marketing tools, contact center (email, calendar, to-do list, and address book), online presentation manager, point and click website editor, message boards, and other business management features.  The Quicksite Builder allows a small business or individual user to quickly, and without programming knowledge, build a functional, e-commerce enabled website.  Its features include auto-responders, advanced shopping cart utility, banners and email showcases, search engine marketing tools, domain name setup, detailed site traffic statistics, secure online ordering and transaction processing, and backend order tracking.

Array generates revenue primarily from hosting arrangements, but could also be considered to generate revenue from sale of software, and product sales depending on how it is described.

Sales of the Array software and related services generate revenue in three ways.  First, custom development of the software by Internet Development’s programmers and designers, in order to fit the exact needs of a client, is bid on a per project basis, and payment is received in one-time fees for that work.  Second, the implementation of a particular Array software solution for a specific client is done within a hosting arrangement, where the end user or individual subscriber to the software pays a monthly fee, which is processed and collected by Internet Development in most cases; and Internet Development hosts the application and supports the software ongoing.  Third, some larger companies with thousands of representatives choose to license the software and pay Internet Development an annual license fee that is not tied as closely to the number of individual subscribers, and may or may not be hosted by Internet Development.  In this scenario, Internet Development does not process and collect end user payments; we simply invoice the corporate entity for the annual license due.  To date, Internet Development has never sold the software outright, in which the client purchases the software fully and owns the code - being responsible to maintain and support the application themselves.

In the second scenario above, which is most common, Internet Development normally remits a portion of the collected revenues back to the corporate entity according to contractual agreements, as long as a minimum amount due each month to Internet Development has been met and satisfied.

Most Array contracts are established with the corporate entity on a term of 1-2 years, with a variety of performance measurements in place for Internet Development's software and services, such as 99.7% up-time for the subscriber websites.  Individual subscribers agree to certain terms & conditions and may cancel at any time prior to the next anniversary date in which their next payment will be processed.  Most contracts with the corporate entity auto-renew at the end of the initial term in one-year increments, requiring 60 or 90 days' notice to terminate by either party.  Payments due to Internet Development by the corporate entity are given net 20 terms with a 1.5% late fee.

Within the Small Office/Home Office (SOHO) division, we enter into agreements for qualified leads of clients and potential clients who have shown a propensity for the products and services that Internet Development provides. We also generate our own leads. A lead is a qualified prospect seeking educational support in Real Estate Investing Education, Internet Technology, and Electronic Commerce Education (e.g., eBay or Web Site Business Integration), Stock Trading Education, and Professional Recruiting Strategies.

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

At times, Internet Development pays for custom development of products and services that better respond to the needs of these “opt-in” and highly qualified prospects. These joint-venture relationships, licensing agreements, and sometimes temporary outsourced solutions involve products and services related to educational support for these training fields, training specific products, marketing, and occasionally technology products.

During the initial contact with these prospects, before they have officially become a customer of Internet Development, all of the products that are sold are delivered via shipped collateral, downloads available in real-time, or at the point-of-sale at a live, on-site seminar. These products are immediately received and all performance obligations to the customers have been met with the exception of a product review period, which at the minimum is three days from receipt of the product to an occasional 30-day window.

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

At the point that a customer agrees to purchase a telesales package, he or she is then transferred to a compliance specialist. This is an administrative office and function that independently maintains the integrity of our sales processes and records detailed and specific information related to the customer’s understanding and commitment to the program the customer purchased. In return, the customer also gives his or her acceptance to the terms and conditions of the purchase agreement. The compliance call is scripted and recorded. The customer is also told by the compliance specialist that the call is being recorded.

The compliance call also ensures that the customer has not been promised anything other than trainings and materials to be delivered within a set or specific time period. The call also ensures that no earnings claims have been presented. The customer must also understand and accept the charges, verification of charge card and billing information, the finality of all sales, and the recognition that there are no refunds or money back guarantees after the specified grace period.

Within two business days, the customer is charged, and the sale is considered complete. In some instances, the client pays by check, in which case, the sale is considered complete upon receipt of the check. Within three business days of a completed sale, a client is shipped any physical product purchased (software or certificates), and they are called by our coaching and training department to schedule any training sessions purchased.

The customer answers questions regarding the professionalism of our sales staff to ensure that high-pressure tactics played no role in the decision making process. We also establish the necessary customer service and client retention personnel who are specifically assigned to that customer for issues, support, and clarification.

Our product base that is offered to our customers changes each month and we identify new product strategies that are a better customized fit for our customers. The general model that we follow for product development is as follows:

-

Identify an outsource product that presents a recognizable advantage and solution over our current product offering.

-

Integrate a short-term testing and product integration strategy for that product and track the net success via client feedback and sales growth.

-

Follow our standard migration strategy that delivers successful outsourced products and joint-venture products to an Internet Development acquisition, licensing, or development agreement.

Our products currently offered and under our development model by Internet Development and its subsidiaries, Hire Solutions, Chuck Mullaney and Pajama Executive, and Real Estate Trends, and other lead relationship programs are as follows:

Seminar Trainings and Mentoring

We offer live training sessions that educate customers on the strategies they have selected in the general business directions outlined above. These trainings are sometimes available on the web, in teleconferences, live trainings, or seminars, and we give follow up mentoring sessions and proactive customer service calls to our customers that are generally one-on-one and customer-specific.

We warrantee this portion of our product offering with service commitments to our customers that ensure our continued ongoing support for students in the program if they are fulfilling the assignments set forth through these training vehicles. Any continued obligation to students under these circumstances does not affect revenue or expense recognition since the obligations are fulfilled by standard Internet Development employees whose salaries or wages are already accounted for and expensed.

Web-Based Products, Software, and Tools

The web-based products, software, and tools offered to our customers complement our services and offer a very fluid component. Because of our presence as a leading provider of software and applications to companies like Tupperware, Avon, Shasta, and more, we are often directly approached by companies or individuals that would like us to test and/or integrate their products into our SOHO channels.

As outlined above, we have a defined process for reviewing, testing, and integrating products or services into our various channels.

Currently we offer the following as Internet Development products that have been reviewed, tested, and strategically integrated into short and long-term SOHO channels:  Search Engine Optimization, Traffic, and Advertising Tools and Products. These products are specifically designed to assist clients in generating exposure for their web-based businesses. Some of these products offer guaranteed percentages or numbers of visitors to a client’s web sites, and our performance obligation continues until a defined percentage or number of visitors has been reached.

eBay Research Software and Tools

Our subsidiary IDI Small Business, Inc. has developed eBay and web-specific tools that are provided via CD-ROM that allow customers to extensively research online auctions, products, and other web products to determine pricing and marketing trends.

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

Business incorporation packages and tax strategies for new and/or small businesses are also available to our customers. These products are always represented and sold as a separate strategic partnership to Internet Development because this area of expertise is outside of Internet Development’s core business model. We have no plans to incorporate these products directly into our base offering, but we maintain a management agreement with the companies that provide these services to ensure that the products remain consistent with our SOHO channels and their customer expectations.

Printed Materials and Training Manuals

In addition to web-based training, support tools, and software applications, we offer students comprehensive printed collateral that corresponds to their particular educational choices.  Our on-staff editor and ghost writer enables us to quickly create or edit printed solutions for Internet Development clients. We partner with experts and then undertake Internet Development-funded and controlled development projects to fill any gaps in print work or course material that is offered by Internet Development or its partners. Our programs generally include multi-binder training guides or coaching manuals that serve as a support mechanism to the live trainings, as well as a curriculum guide for the overall direction of the program. Effectively, these print solutions are a comprehensive syllabus with very detailed information and strategies that outline and define the courses.

Internet Development has continued to strengthen its relationships with several of the largest Internet media buyers in the country. By improving our ability to create Internet-generated leads, we will have better and more consistent lead sources. As a result, this consistent flow of leads will provide the company with higher profit margins than the company has experienced in previous quarters. Leveraging the ability to create leads has enabled the Company to secure partnerships with several of the top seminar speakers in the Real Estate industry.

IDI Small Business

On January 13, 2005, IDI Global incorporated IDI Small Business, Inc. (“IDISB”), as our wholly owned subsidiary in the state of Utah.  On January 14, 2005, IDI Small Business acquired the tangible assets, contract rights, claims, governmental authorizations, and other property related to the call center of Mentoring of America, LLC (“Mentoring of America”), a Utah limited liability company, and HG Marketing, Inc. (“HG Marketing”), a Nevada corporation.  IDISB assumed certain liabilities of the sales and marketing operation of Mentoring of America, paid $1,800,000 cash to HG Marketing, granted warrants to purchase up to 2,500,000 shares of IDI Global common stock to HG Marketing, and placed 4,356,436 shares of IDI Global common stock into an escrow account, to be released from the escrow upon the call center’s attaining certain performance standards. On July 21st, 2005, IDISB entered into an agreement to purchase the assets of Hire Solutions, LLC (“Hire”), a business that provides training and other services regarding job placement opportunities and transactions.  IDISB purchased all of the assets utilized in the operation of the business, and obtained all rights and interests required to assume control and operation of the business.  IDISB also executed an employment agreement with the owner and founder of Hire for the continued executive leadership and development of the assets purchased in the above mentioned transaction.  The purchase price was 294,118 shares of IDI Global, Inc. stock. The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hire exercised the put.  However, because as of the date of this report the sale channel had not yet generated at least $100,000 in net income, the Company was not yet required to pay the purchase price in cash.  On December 30, 2005, the Hire assets that were purchased by IDISB were incorporated into a new subsidiary company called Worldwide Recruiting Solutions Inc., a Nevada Corporation.  This subsidiary contains only the products and assets of Hire.  These products are sold by outside contract vendors as well as by IDI’s Orem-based sales and marketing channel.  Currently there are two consultants / contractors that support the (WRS) Products.

Sports Media

Sports Media operates as a sports advertising and marketing company.  It is primarily engaged in the business of selling advertising and marketing programs for media companies, and has signed a preferred partnership agreement with ESPN Radio Sports Marketing and ABC Radio Sales.  The purpose of the preferred partnership agreement is to combine the efforts of these three companies in order to leverage sports marketing brands, media and promotional value for client campaigns. IDI Global has stopped any funding to this non-performing asset since February, 2005.  Additionally, IDI Global has taken a $1.5 million impairment loss for fiscal year 2005 over this transaction.  As of the date of this report, Sports Media was essentially a dormant operation.  It had not been able to execute it business plans.  As of the date of this report, Sports Media still held certain contracts and we have some hope that a small portion of these losses could be recouped at some point in the future.

We have not paid any expenses for Sports Media since February of 2005.

IDI Technology

We continue to focus on strategic alliances and efficiencies of our lead sources and sales centers in order to increase our margins and profitability.  IDI Technology, Inc. (“IDIT”), a Nevada Corporation and a wholly owned subsidiary of IDI Global, entered into an agreement for purchase and sale of assets on December 1, 2005, with Circle Tree Media, Inc. (“Circle Tree”), an Idaho corporation, and Ryan Riley and Jared Riley, Idaho residents and officers and directors of Circle Tree.

IDIT agreed to transfer to Circle Tree 250,000 shares of restricted common stock (the “Shares”) of IDI Global, at the closing.  Both parties agreed that if the Shares were not worth one dollar ($1.00) per share by December 31, 2006, then IDIT would pay to Circle Tree (or to Riley, if Circle Tree no longer exists) a “True-Up Payment.” For purposes of determining the value of the Shares at December 31, 2006, the parties agreed to examine the publicly reported share price of the Company’s common stock over the last 60 trading days of 2006; if the closing share price equaled or exceeded one dollar ($1.00) on any day over that period of time, then the Shares would be deemed to be worth one dollar ($1.00), and IDIT would not be obligated to make the True-Up Payment.  The True-Up Payment was to be equal to $250,000 less 250,000 multiplied by the highest trading price of the Shares over the last 60 days of 2006, to be paid in restricted common stock to Circle Tree.

Circle Tree was acquired by IDIT to create a new lead generation model to assist in producing a new stream of monthly residual income.  We anticipate that this model will increase customer-satisfaction for products and services offered to the small office/home office market by creating web-enabled applications and educational services to aid customers in marketing their businesses, and enhancing their knowledge and understanding of how to succeed in establishing their own home-based business.  IDIT also provides programming and design services, which compliment their Web-based software applications

At the end of 2004, we converted $1.3 million in debt into shares of our common stock.  The conversion provided us with a twelve-month option, at our discretion, to repurchase the shares at $.53 cents a share.  In December 2004, we obtained additional financing to fund an asset purchase of HG Marketing, which will further expand our sales and marketing operations in St. George, Utah.

For the quarter ended March 31, 2006, we recorded total revenue on a consolidated basis of $3,081,898, compared to total revenue of $6,956,283 for the 2005 first quarter.  We recorded a net  loss of $56,080 for the first quarter 2006 compared to net income of $305,424 for the first quarter 2005.  The decreased revenue for the quarter ending March 31, 2006 was due to two factors: a $400, 000 decrease resulted from the closing of the Salt Lake City sales floor, and $3.4 million resulted from the non-performance of the contract with Mentoring of America.

During 2004, IDI Global expended a large amount of cash to create new “lead source” relationships, in an effort to reduce product costs.  At that time, it was necessary for the Company to negotiate a short-term increase in lead costs in order to prove our capabilities and secure long-term agreements with very favorable returns for the Company.  The third and fourth quarters of 2004 were negatively impacted by the short-term increase in cost.  The first quarter of 2005 showed the value of securing these partner agreements and net profits are growing as a result of these transactions.  This trend has continued throughout 2005, and into the first quarter of 2006.

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

Filing of Bankruptcy under Chapter 11

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc. and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  (IDI Global, Case No. 0621261; IDI Small Business, Case No. 0621266; Chief Financial, Case No. 0621270; and PCS, Case No. 0621268.)  We anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

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

Our monthly cash outflow is mostly related to cost of sales (product cost) and general and administrative expenses.  Net cash provided (used) by operations for the 2006 three-month period was $(397,517) compared to net cash by operating activities of $594,324 for the 2005 three-month period.  The decrease in net cash provided by operations was mainly caused by a prepaid lead cost for $597,000, and the change in net loss of $464,470.

Net cash provided by investing activities was $0.00 for the 2006 three-month period compared to $(1,882,604) for the 2005 three-month period.  The 2005 three-month period investing activities included an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation.  Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing.  IDI Small Business assumed certain liabilities of the sales and marketing operation, and paid $1,800,000 in cash.  .

Financing

Net cash provided by financing activities was $0.00 for the 2006 three-month period compared to net cash provided by financing activities of $160,470 for the 2005 three-month period.  Proceeds from notes payable and stock issuances were the sources of the financing activities for the 2005 three-month periods.  We used the proceeds from our financing activities to complete the asset purchase of HG Marketing.

IDI Global entered into a Term Credit Agreement (the “Credit Agreement”), dated December 24, 2004, with Hong Kong League Central Credit Union, a Hong Kong corporation, and SBI Advisors, LLC (“SBI Advisors”), a California limited liability company.  As of the date of this report, we were negotiating an extension or other arrangement in connection with this Credit Agreement.  As of March 2006 we were in default with this agreement..

Commitments and Contingent Liabilities

Our principle commitments consist of operating leases for office space in Orem, Utah, and repayment of the Credit Agreement and our total current liabilities.  The total monthly lease payment for the Orem office is $14,635.50.

As of March 31, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement.

At March 31, 2006, we had total current liabilities of $4,008,621, and had notes payable totaling $2,254,527, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $504,527 in notes payable to Kevin R. Griffith, IDI Global’s CEO.

At March 31, 2006, our total current liabilities also included accrued expenses of $1,041,427, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $601,876 and reserves for refunds and charge-backs of $63,796 added to our total current liabilities.

Off-balance Sheet Arrangements - None

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media, IDISB, and Chief Financial.  These discussions summarize our financial statements for the three-month periods ended March 31, 2005 and 2006, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

Summary Comparison of 2005 and 2006 Three and Three month Periods

	Three months ended		Three months ended
	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006

Total revenue	$6,956,283	$2,985,470	$6,956,283	$2,985,470

Total cost of sales	5,214,333	1,880,728	5,214,333	1,880,728

Gross profit	1,741,950	1,104,742	1,741,950	1,104,742

Total operating expenses	1,311,445	1,144,544	1,311,445	1,144,544

Net operating income (loss)	430,505	(39,802)	430,505	(39,802)

Total other income (expense)	(111,504)	(119,247)	(111,504)	(119,247)

Total income tax expense	13,577	0.00	13,577	0.00

Net income	305,424	(159,049)	305,424	(159,049)

Net earnings (loss) per share	$0.02	$(0.01)	$0.02	$(0.01)

Total revenues decreased from $6,956,283 for the three month period ended March 31, 2005, to $2,985,470 for the three month period ended March 31, 2006. This change was a decrease of approximately $4.0 million, caused by the nonperformance of Mentoring of America on the management contract, the increase of revenues on the Orem Sales floor of $200,000, and the closing of the Salt Lake floor, resulting in a decrease in revenues by $600,000.

Cost of sales decreased along with total revenues for the three month period ended March 31, 2006.  Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services.  For 2006, total cost of sales was 63.0% of total revenues, compared to 75.0% of total revenues for 2005.

As a result of decreased revenues, our gross profit decreased to $1,104,742 for three month period ended March 31, 2006 from $1,741,950 for three month period ended March 31, 2005.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses decreased to $1,144,544 for the three-month period ended March 31, 2006, from $1,311,445 for three-month period ended March 31, 2005. This decrease was caused by the closing of the Salt Lake sales floor.

Total other income and expense for 2006 was primarily related to interest expenses from the SBI note.  We had a net loss of $(39,802) for the three-month period ended March 31, 2006 as compared to a net profit of $305,454 for the three-month period ended March 31, 2005. This is the result of the loss of income from Mentoring of America.  Net income per share was $(0.01) per share for the three-month period ended March 31, 2006 compared to $0.02 loss per share for the three month period ended March 31, 2005.

The following chart and related discussions summarize our consolidated balance sheet for the years ended December 31, 2005, and the three-month period ended March 31, 2006, and should be read in conjunction with the financial statements and notes to the financial statements.

Summary of Balance Sheet

	December 31, 2005	March 31, 2006
		(Unaudited)

Cash	$1,803977	$1,406,460

Total current assets	1,927,538	2,132,683

Total assets	2,156,731	2,330816

Total current liabilities	3,675,487	4,008,621

Total liabilities	3,675,487	4,008,621

Retained earnings (deficit)	(8,282,185)	(8,441,234)

Total stockholders equity	$(1,518,756)	$(1,677,805)

We increased the total current assets at March 31, 2006, compared to the year ended December 31, 2005 due to a pre-payment of lead cost of $597,000.

Total current liabilities and total liabilities increased at March 31, 2006, compared to the year ended December 31, 2005 primarily due to increases in accounts payable and accrued expenses.

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

We would be unable to deliver our payment processing services or hosting services if our system infrastructures break down or are otherwise interrupted.  Events that could cause system interruptions include, but are not limited to, the following:

▪

fire,

▪

earthquake,

▪

power loss,

▪

terrorist attacks,

▪

telecommunications failure,

▪

unauthorized entry or other events.

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

ITEM 3.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, Kevin Griffith, IDI Global’s Chief Executive Officer, and Steven Weatherly, a consultant performing certain services typically performed by a chief financial officer, have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Mr. Griffith and Mr. Weatherly concluded that our disclosure controls and procedures were effective as of March 31, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management determined that there were no changes made or corrective actions to be taken related to our internal control over financial reporting during the period covered by this report.

Subsequent to March 31, 2006, we completed and filed our Annual Report for the year ended December 31, 2005 (the “2005 Annual Report”), including the audit report by the Company’s independent accounting firm, Chisholm, Bierwolf & Nilson  (“CBN”), on April 20, 2006.  Following the filing of the 2005 Annual Report, CBN informed the Company that there had been a mis-communication, and that CBN had not completed its audit procedures nor issued its final audit report.  Management of the Company reviewed the 2005 Annual Report and determined that certain figures in the financial statements had not been finalized.  As such, management concluded that the Company’s audited financial statements for the year ended December 31, 2005, which were included in the 2005 Annual Report, could no longer be relied upon.  On May 1, 2006, the Company filed an amendment to the 2005 Annual Report, which included the corrections required and the audit report of CBN.

Management has evaluated the controls and procedures which led to the premature filing of the 2005 Annual Report, including historical practices and communications between management and CBN.  While management does not believe that the premature filing of the 2005 Annual Report was the result of a significant deficiency or a material weakness in our internal controls, management intends to revise its procedures with respect to finalization and filing of our periodic reports as follows:

-

Management will obtain written, rather than verbal, approval from our independent accounting firm prior to filing our periodic reports via EDGAR.

Management will work to implement this new written approval requirement in connection with the filing of this Quarterly Report.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 2005, two former employees, Ryan Romero and Jeremy Hall, filed suit against IDI Global in the 4th Judicial District Court, Provo Department, State of Utah.  The suit alleges that Romero and Hall are entitled to options that were allegedly promised to them in connection with the termination of their employment. We filed our answer and discovery is proceeding. We deny these allegations, and intend to defend vigorously against this suit.  This matter has been stayed in connection with the bankruptcy proceedings discussed below.

On June 24, 2004, Independent Marketing, Inc. filed a lawsuit in the Third District Court for Salt Lake County, State of Utah, against Internet Development, Inc.  The allegations in the suit relate to the alleged hiring of three employees who were bound by a non-competition agreement with Independent Marketing, Inc.  However, we believe the three employees were not hired by Internet Development, Inc., and intend to vigorously defend this suit.   This matter has been stayed in connection with the bankruptcy proceedings discussed below.

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

On August 8, 2005, Paul Watson, a former employee of the Company brought suit against the Company and Kevin Griffith in the 4th Judicial District Court for Utah County, State of Utah.  Mr. Watson brought claims for breach of contract, false light, and wrongful discharge, and seeks back pay and loss of income.  The Company and Mr. Griffith filed an answer and counterclaim against Mr. Watson, bringing claims of defamation, intentional and negligent interference with prospective economic relations, breach of fiduciary duty, breach of contract, conversion, and unjust enrichment.  The Company and Mr. Griffith dispute the claims brought by Mr. Watson and intend to vigorously pursue this action.   This matter has been stayed in connection with the bankruptcy proceedings discussed below.

On or about February 21, 2006, Presson Airport, LLC served an amended complaint asserting claims against Chief Financial, Inc. and Internet Development, Inc., in the Third Judicial District Court, State of Utah. Plaintiff seeks to recover approximately $46,000 for unpaid rent plus continuing rent and other charges in the amount of $9,800 per month based on allegations of breach of a lease and guaranty.  The Company and its subsidiaries dispute this liability and intend to vigorously defend these claims.   This matter has been stayed in connection with the bankruptcy proceedings discussed below.

HG Marketing, Inc., and Mentoring of America, Inc., vs. IDI Global, Inc., IDI Small Business, Inc., and Kevin Griffith, District Court, Clark County, Nevada, Case No. A518002.  Plaintiffs HG Marketing and Mentoring of America filed this lawsuit claiming breach of contract, conversion, fraud, and constructive trust.  The lawsuit relates to the asset purchase agreement between the parties relating to the call center located in St. George, Utah.  Plaintiffs filed a motion for a temporary restraining order, which was denied, and also sought a preliminary injunction, which was also denied.  We filed an answer, counterclaim, and third party complaint against the plaintiffs and their principals on April 10, 2006.  Discovery is proceeding in the matter.  We intend to defend and proceed vigorously with our claims in this action.   This matter has been stayed in connection with the bankruptcy proceedings discussed below.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

IDI Global entered into a Term Credit Agreement (the “Agreement”) on December 24, 2004 with Hong Kong League Central Credit Union, a Hong Kong corporation, and SBI Advisors, LLC (“SBI Advisors”), a California limited liability company.  Under this Agreement, IDI Global received a term loan in the principal amount of $1,750,000, with interest of 2.0% per month.  The loan was extended up to March 31, 2006, at which time IDI Global did not make the required payment.  On April 17, 2006, IDI Global filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  The filing of the Voluntary Petition creates an automatic stay that enjoins and restrains certain acts and proceedings pertaining to the collection of this loan pursuant to 11 U.S.C. § 362.

ITEM 5.     OTHER INFORMATION

Filing for Bankruptcy Chapter 11 Bankruptcy Protection

The Company, in the 2005 Annual Report and in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 21, 2006, disclosed that the Company as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., filed for bankruptcy protection in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  (IDI Global, Case No. 0621261; IDI Small Business, Case No. 0621266; Chief Financial, Case No. 0621270; and PCS, Case No. 0621268 (collectively, the “Bankruptcy Cases”).)

Amendment of 2005 Annual Report

Subsequent to March 31, 2006, we completed and filed our Annual Report for the year ended December 31, 2005 (the “2005 Annual Report”), including the audit report by the Company’s independent accounting firm, Chisholm, Bierwolf & Nilson  (“CBN”), on April 20, 2006.  Following the filing of the 2005 Annual Report, CBN informed the Company that there had been a mis-communication, and that CBN had not completed its audit procedures nor issued its final audit report.  Management of the Company reviewed the 2005 Annual Report and determined that certain figures in the financial statements had not been finalized.  As such, management concluded that the Company’s audited financial statements for the year ended December 31, 2005, which were included in the 2005 Annual Report, could no longer be relied upon.  On May 1, 2006, we filed an amendment to the 2005 Annual Report, which included the corrections required and the audit report of CBN.

ITEM 6.     EXHIBITS

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

Date: May 18, 2006

By: /s/    Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date: May 18, 2006

By: /s/    Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer