Form 10QSB
period 2006-06-30
IDI GLOBAL INC
filed 2006-08-21
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

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

As of August 9, 2006, IDI Global, Inc., had 23,816,610 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the six-month periods ended June 30, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six-month period ended June 30, 2006, are not necessarily indicative of results to be expected for any subsequent period, as explained in Management’s Discussion and Analysis below.

IDI Global, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

June 30, 2006

CONTENTS

Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	7

Unaudited Condensed Consolidated Statements of Cash Flows	8

Notes to the Unaudited Condensed Consolidated Financial Statements	10

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2006	2005
	(unaudited)
Current Assets
Cash	$530,862	$1,093,292
Restricted Cash	720,452	710,685
Accounts Receivable, net	219,521	123,561
Employee Advances	945	-
Inventory	6,300	-
Prepaid expenses	597,000	-

Total Current Assets	2,075,080	1,927,538

Software Development and Equipment, Net	145,695	200,855

Other Assets
Deposits	31,533	28,338

Total Other Assets	31,533	28,338

Total Assets	$2,252,308	$2,156,731

The balance sheet at December 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
Liabilities Not Subject to Compromise
Accounts Payable	$276,960	$369,117
Accrued Expenses	-	947,595
Employee Advances	83	183
Reserve for Refunds and Chargebacks	-	63,796
Derivatives	-	40,271
Other Payables	-	-
Notes Payable - Related Party	-	504,527
Notes Payable	1,750,000	1,750,000

Total Current Liabilities Not Subject to Compromise	2,027,043	3,675,489

Liabilities Subject to Compromise
Accounts Payable	199,825	-
Accrued Expenses	1,059,108	-
Employee Advances	100	-
Reserve for Refunds and Chargebacks	63,796	-
Derivatives	46,813	-
Other Payables	-	-
Notes Payable - Related Party	504,527	-
Notes Payable	-	-

Total Current Liabilities Subject to Compromise	1,874,169	-

Contingencies	-	-

Deferred Income Tax Liability	-	-

Total Liabilities	3,901,212	3,675,489

Stockholders' Equity
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 19,160,174, Respectively	19,160	19,160
Additional Paid in Capital	6,744,268	6,744,268
Retained Earnings (Deficit)	(8,412,332)	(8,282,186)

Total Stockholders' Equity	(1,648,904)	(1,518,758)

Total Liabilities and Stockholders' Equity	$2,252,308	$2,156,731

The balance sheet at December 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues, Net
Product Sales	$2,551,939	$5,230,698	$5,196,866	$11,359,183
Training Revenues	324,985	578,263	665,528	1,406,061

Total Revenues	2,876,924	5,808,961	5,862,394	12,765,244

Cost of Sales
Employee Advances	1,394,002	3,834,331	3,103,027	8,631,287
Training Costs	163,857	291,561	335,560	708,938
Total cost of sales	1,557,859	4,125,892	3,438,587	9,340,225

Gross Profit (Loss)	1,319,065	1,683,069	2,423,807	3,425,019

Operating Expenses
General & Administrative	1,254,308	1,421,057	2,398,852	2,732,502

Total Operating Expenses	1,254,308	1,421,057	2,398,852	2,732,502

Net Operating Income (Loss)	64,757	262,012	24,955	692,517

Other Income(Expense)
Interest Income	5,376	3,317	9,833	5,102
Interest Expense	(43,883)	(129,226)	(172,588)	(267,622)
Gain on Valuation of Derivatives	-	-	(6,541)	-
Other Income (Expense)	2,653	(3,195)	14,195	21,912

Total Other Income(Expense)	(35,854)	(129,104)	(155,101)	(240,608)

Income (Loss) Before Income Taxes	28,903	132,908	(130,146)	451,909

Income Tax Expense
Income Tax Expense	-	-	-	-
Deferred Income Tax
(Benefit)Expense	-	9,990	-	23,567

Total Income Tax Expense	-	9,990	-	23,567

Net Income (Loss)	$28,903	$122,918	$(130,146)	$428,342

Net Income (Loss) Per Share	$0	$0	$(0)	$0

Weighted Average
Shares Outstanding	19,037,834	18,960,174	19,037,834	18,960,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$(130,146)	$428,342
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	55,160	92,010
Deferred Income Taxes	-	23,567
Deposits	(3,195)	3,195
Change in Operating Assets and Liabilities:
Employee Advances
Accounts Receivable	(95,960)	(55,625)
Other Receivables	(945)	(550)
Prepaid expenses	(597,000)	-
Inventory	(6,300)	-
Increase (Decrease) in:
Accounts Payable	107,668	331,600
Accrued Expenses	111,513	31,776
Derivative Liability	6,542	-
Reserved for Refunds and Chargebacks	-	(2,098)

Net Cash Provided(Used) by Operating Activities	(552,663)	852,217

Cash Flows from Investing Activities:
Proceeds from Software and Equipment	-	-
Purchase of Software and Equipment	-	(78,975)
Advances to related party	-	(20,000)
Cash Paid for Acquisition of Subsidiary	-	(1,796,599)
Cash Acquired from Acquisition of Subsidiary	-	-

Net Cash Provided (Used) by Investing Activities	-	(1,895,574)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	-	195,527
Proceeds from Stock Issuance	-	899
Principal Payments on Line of Credit	-	(23,079)
Principal Payments on Notes Payable	-	(11,978)

Net Cash Provided (Used) by Financing Activities	-	161,369

Increase (Decrease) in Cash	(552,663)	(881,988)

Cash and Cash Equivalents at Beginning of Period	1,803,977	2,786,425

Cash and Cash Equivalents at End of Period	$1,251,314	$1,904,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

For the Six Months Ended
June 30,
	2006	2005

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Stock Issued for Services & Accrued Interest	$-	$-
Stock Issued for Note Payable	$-	$-
Employee Advances	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI Global, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2006

GENERAL

IDI Global, Inc. and its Subsidiaries (the “Company”), have elected to omit substantially all footnotes to the consolidated financial statements for the six months ended June 30, 2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

BANKRUPTCY

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., (the “Debtors”), filed for petitions of relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in possession. These claims are reflected in the June 30, 2006, balance sheet as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date as a result of the determination by the court of allowed claims for contingencies and other disputed amounts. The Companies anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

Additional disclosure for the statements of cash flows for the period ending June 30, 2006:

Operating Activities:

Interest received on cash accumulated because of the Chapter 11 proceeding $ 0.00.

Interest stayed to on note payable because of the Chapter 11 proceeding $ 85,167.

Professional fees paid for services rendered in connection with the Chapter 11 proceeding $0.00.

Investing Activities:

Proceeds from sale of “software and equipment” due to Chapter 11 proceeding $ 0.00.

Financing Activities:

Principal payments on pre-petition debt authorized by court $ 0.00.

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

Sales of the Array software and related services generate revenue in three ways.  First, custom development of the software by Internet Development’s programmers and designers, in order to fit the exact needs of a client, is bid on a per project basis, and payment is received in one-time fees for that work.  Second, the implementation of a particular Array software solution for a specific client is done within a hosting arrangement, where the end user or individual subscriber to the software pays a monthly fee, which is processed and collected by Internet Development in most cases; and Internet Development hosts the application and supports the software ongoing.  Third, some larger companies with thousands of representatives choose to license the software and pay Internet Development an annual license fee that is not tied as closely to the number of individual subscribers, and may or may not be hosted by Internet Development.  In this scenario, Internet Development does not process and collect end user payments; we simply invoice the corporate entity for the annual license due.  To date, Internet Development has never sold the software outright, a scenario in which the client would purchase the software fully and own the code, and would be responsible to maintain and support the application.

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

eBay Research Software and Tools

Our subsidiary IDI Small Business, Inc., has developed eBay and web-specific tools that are provided via CD-ROM that allow customers to extensively research online auctions, products, and other web products to determine pricing and marketing trends.

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

For the quarter ended June 30, 2006, we recorded total revenue on a consolidated basis of $2,876,924, compared to total revenue of $5,808,961 for the 2005 second quarter.  We recorded a net income of $28,903 for the second quarter of 2006 compared to net income of $122,918 for the second quarter of 2005.  The decreased revenue for the quarter ending June 30, 2006 was due to two factors: a $500,000 decrease resulting from the closing of the Salt Lake City sales floor, and a $2.3 million decrease resulting from the non-performance of the contract with Mentoring of America.

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

Filing of Bankruptcy under Chapter 11

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc. and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., filed petitions in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”) seeking relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. § 101 et seq. The bankruptcy cases are being jointly administered by the Bankruptcy Court under the Case No. 06-21261, and the companies are debtors in possession, subject to the jurisdiction, supervision and orders of the Bankruptcy Court.  The United States trustee has appointed a Committee of Unsecured Creditors in the case of IDI Global, which is comprised of three unsecured creditors.  The companies have obtained Bankruptcy Court approval of a centralized cash management system, and of the employment of all of their professionals, including LECG, which will serve as a forensic accountant to assist with contract dispute litigation described below in the “Legal Proceedings” section.

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

Our monthly cash outflow is mostly related to cost of sales (product cost) and general and administrative expenses.  Net cash provided (used) by operations for the 2006 six-month period was $(552,663) compared to net cash by operating activities of $852,217 for the 2005 six-month period.  The decrease in net cash provided by operations was mainly due to a prepaid expenses for $597,000.

Net cash provided by investing activities was $0.00 for the 2006 six-month period compared to $(1,895,574) for the 2005 six-month period.  The 2005 six-month period investing activities included an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation.  Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing.  IDI Small Business assumed certain liabilities of the sales and marketing operation, and paid $1,800,000 in cash.

Financing

Net cash provided by financing activities was $0.00 for the 2006 six-month period compared to net cash provided by financing activities of $161,369 for the 2005 six-month period.  Proceeds from notes payable and stock issuances were the sources of the financing activities for the 2005 six-month period.  We used the proceeds from our financing activities to complete the asset purchase of HG Marketing.

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

As of June 30, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,804,833.39, under the Credit Agreement.

At June 30, 2006, we had total current liabilities of $3,901,212, and had notes payable totaling $2,254,527, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $504,527 in notes payable to Kevin R. Griffith, IDI Global’s CEO.

At June 30, 2006, our total current liabilities also included accrued expenses of $1,059,108, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $476,785 and reserves for refunds and charge-backs of $63,796 added to our total current liabilities.

Off-balance Sheet Arrangements - None

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media, IDISB, and Chief Financial.  These discussions summarize our financial statements for the six-month periods ended June 30, 2005 and 2006, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

Summary Comparison of 2005 and 2006 Three and Six month Periods

	Three months ended		Six months ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Total revenue	$5,808,961	$2,876,924	$12,765,244	$5,862,394

Total cost of sales	4,125,892	1,557,859	9,340,225	3,438,587

Gross profit	1,683,069	1,319,065	3,425,019	2,423,807

Total operating expenses	1,421,057	1,254,308	2,732,502	2,398,852

Net operating income (loss)	262,012	64,757	692,517	24,955

Total other income (expense)	(129,104)	(35,854)	(240,680)	(155,101)

Total income tax expense	9,990	0.00	23,567	0.00

Net income	122,918	28,903	428,342	(130,146)

Net earnings (loss) per share	$0.01	$0.00	$0.02	$(0.01)

Total revenues decreased from $12,765,244for the six month period ended June 30, 2005, to $5,862,397 for the six month period ended June 30, 2006. This change was a decrease of approximately $6.9 million, due, in part, to the nonperformance of Mentoring of America on the management contract, the increase of revenues on the Orem Sales floor of $300,000, and the closing of the Salt Lake floor, resulting in a decrease in revenues by $1.2 million.

Cost of sales decreased along with total revenues for the six month period ended June 30, 2006.  Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services.  For 2006, total cost of sales was 59.0% of total revenues, compared to 73.0% of total revenues for 2005.

As a result of decreased revenues, our gross profit decreased to $2,423807 for the six month period ended June 30, 2006 from $3,425,019 for the six month period ended June 30, 2005.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses decreased to $2,398,852 for the six-month period ended June 30, 2006, from $2,732,502 for six-month period ended March 31, 2005. This decrease was due, in part, to the closing of the Salt Lake sales floor.

Total other income and expense for 2006 was primarily related to interest expenses from the SBI note.  We had a net loss of $(130,146) for the six-month period ended June 30, 2006 as compared to a net profit of $428,342 for the six-month period ended June 30, 2005. This is the result of the loss of income from Mentoring of America.  Net income per share was $(0.01) per share for the six-month period ended June 30, 2006 compared to $0.02 net income per share for the six month period ended June 30, 2005.

The following chart and related discussions summarize our consolidated balance sheet for the years ended December 31, 2005, and the six-month period ended June 30, 2006, and should be read in conjunction with the financial statements and notes to the financial statements.

Summary of Balance Sheet

	December 31, 2005	June 30, 2006
		(Unaudited)

Cash	$1,093,292	$530,862

Total current assets	1,927,538	2,075,080

Total assets	2,156,731	2,252,308

Total current liabilities	3,675,489	3,901,212

Total liabilities	3,675,489	3,901,212

Retained earnings (deficit)	(8,282,186)	(8,405,791)

Total stockholders equity	$(1,518,758)	$(1,648,904)

We increased the total current assets at June 30, 2006, compared to the year ended December 31, 2005, due to a pre-payment of expenses of $597,000.

Total current liabilities and total liabilities increased at June 30, 2006, compared to the year ended December 31, 2005, primarily due to increases in accounts payable and accrued expenses.

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

ITEM 3.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, Kevin Griffith, IDI Global’s Chief Executive Officer, and Steven Weatherly, a consultant performing certain services typically performed by a chief financial officer, have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Mr. Griffith and Mr. Weatherly concluded that our disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management determined that there were changes made and corrective actions to be taken related to our internal control over financial reporting during the period covered by this report, as discussed below.

On April 20, 2006, we completed and filed our Annual Report for the year ended December 31, 2005 (the “2005 Annual Report”), including the audit report by the Company’s independent accounting firm, Chisholm, Bierwolf & Nilson  (“CBN”).  Following the filing of the 2005 Annual Report, CBN informed the Company that there had been a mis-communication, and that CBN had not completed its audit procedures nor issued its final audit report.  Management of the Company reviewed the 2005 Annual Report and determined that certain figures in the financial statements had not been finalized.  As such, management concluded that the Company’s audited financial statements for the year ended December 31, 2005, which were included in the 2005 Annual Report, could no longer be relied upon.  On May 1, 2006, the Company filed an amendment to the 2005 Annual Report, which included the corrections required and the audit report of CBN.

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

Management will continue to implement this new written approval requirement in connection with the filing of this Quarterly Report, and will continue to apply this procedure for future filings.

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

Filing of Bankruptcy under Chapter 11

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc. and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., filed petitions in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”) seeking relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. § 101 et seq. The bankruptcy cases are being jointly administered by the Bankruptcy Court under the Case No. 06-21261, and the companies are debtors in possession, subject to the jurisdiction, supervision and orders of the Bankruptcy Court.  The United States trustee has appointed a Committee of Unsecured Creditors in the case of IDI Global, which is comprised of three unsecured creditors.  The companies have obtained Bankruptcy Court approval of a centralized cash management system, and of the employment of all of their professionals, including LECG, which will serve as a forensic accountant to assist with contract dispute litigation described below.

IDI Global and IDI Small Business are parties to several prepetition executory contracts with HG Marketing, Inc. and Mentoring of America, LLC (the "Mentoring Parties") related to, in relevant part, the Mentoring Parties' operation and management of a Call Center located in St. George, Utah, that is owned by Professional Consulting Services.  The Mentoring Parties maintain that these contracts terminated pre-petition, and based on this allegation, have taken numerous actions adverse to the bankruptcy estates, including but not limited to, withholding the companies' income and revenues generated at the Call Center, and in violation of the automatic stay in the bankruptcy cases, attempting to cease operations at the Call Center and terminate the companies' employees' employment.  The companies moved for emergency relief to prevent any interruption of the Call Center operations, and the Bankruptcy Court entered an order holding that the Mentoring Parties' actions were a violation of the automatic stay.  This order has been appealed by the Mentoring Parties to the United States District Court for the District of Utah.  The companies intend to seek damages against the Mentoring Parties for their stay violations.  In the order holding the Mentoring Parties to be in violation of the automatic stay, the Bankruptcy Court also held, contrary to the Mentoring Parties' contentions, that contracts with the Mentoring Parties did not terminate prior to the companies' petition date and, therefore, they are property of the bankruptcy estates of IDI Global and IDI Small Business.  IDI Global and IDI Small Business have moved to assume the contracts with the Mentoring Parties, and the Mentoring Parties, despite the Bankruptcy Court's ruling, have moved for relief from the automatic stay to terminate the contracts.  The Mentoring Parties have also removed a lawsuit that had been filed in state court in Nevada to the United States District Court for the District of Nevada, and they have moved for relief from the automatic stay to litigate that suit in the Nevada District Court.  A hearing on all of these matters has been scheduled by the Bankruptcy Court for August 18, 2006.

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

ITEM 5.     OTHER INFORMATION

Filing for Bankruptcy Chapter 11 Bankruptcy Protection

As discussed above in the “Legal Proceedings” section, on April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc. and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., filed petitions in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”) seeking relief under Chapter 11 of the Bankruptcy Code, 11 U.S.C. § 101 et seq. The bankruptcy cases are being jointly administered by the Bankruptcy Court under the Case No. 06-21261, and the companies are debtors in possession, subject to the jurisdiction, supervision and orders of the Bankruptcy Court.  The United States trustee has appointed a Committee of Unsecured Creditors in the case of IDI Global, which is comprised of three unsecured creditors.  The companies have obtained Bankruptcy Court approval of a centralized cash management system, and of the employment of all of their professionals, including LECG, which will serve as a forensic accountant to assist with contract dispute litigation.

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

Date: August 21, 2006

By: /s/    Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date: August 21, 2006

By: /s/    Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer