Form 10QSB
period 2006-09-30
IDI GLOBAL INC
filed 2006-11-20
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

As of November 15, 2006, IDI Global, Inc., had 23,816,610 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the Nine-month periods ended September 30, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine-month period ended September 30, 2006, are not necessarily indicative of results to be expected for any subsequent period, as explained in Management’s Discussion and Analysis below.

IDI Global, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

September 30, 2006

CONTENTS

Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	7

Unaudited Condensed Consolidated Statements of Cash Flows	8

Notes to the Unaudited Condensed Consolidated Financial Statements	10

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	(unaudited)
Current Assets
Cash	$211,145	$1,093,292
Restricted Cash	725,913	710,685
Accounts Receivable, net	197,072	123,561
Employee Advances	370	-
Inventory	6,300	-

Total Current Assets	1,140,800	1,927,538

Software Development and Equipment, Net	142,142	200,855

Other Assets
Deposits	31,533	28,338

Total Other Assets	31,533	28,338

Total Assets	$1,314,475	$2,156,731

The balance sheet at December 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
Liabilities Not Subject to Compromise
Accounts Payable	$276,960	$369,117
Accrued Expenses	-	947,595
Employee Advances	83	183
Reserve for Refunds and Chargebacks	-	63,796
Derivatives	-	40,271
Other Payables	-	-
Notes Payable - Related Party	-	504,527
Notes Payable	1,750,000	1,750,000

Total Current Liabilities Not Subject to Compromise	2,027,043	3,675,489

Liabilities Subject to Compromise
Accounts Payable	289,144	-
Accrued Expenses	960,504	-
Employee Advances	100	-
Reserve for Refunds and Chargebacks	63,796	-
Derivatives	46,813	-
Other Payables	-	-
Notes Payable - Related Party	504,527	-
Notes Payable	-	-

Total Current Liabilities Subject to Compromise	1,864,884	-

Contingencies	-	-

Deferred Income Tax Liability	-	-

Total Liabilities	3,891,927	3,675,489

Stockholders' Equity
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 19,160,174, Respectively	19,160	19,160
Additional Paid in Capital	6,744,268	6,744,268
Retained Earnings (Deficit)	(9,340,880)	(8,282,186)

Total Stockholders' Equity	(2,577,452)	(1,518,758)

Total Liabilities and Stockholders' Equity	$1,314,475	$2,156,731

The balance sheet at December 31, 2005 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues, Net
Product Sales	$1,343,734	$4,317,853	$6,540,600	$15,677,036
Training Revenues	167,021	519,247	832,549	1,925,308

Total Revenues	1,510,755	4,837,100	7,373,149	17,602,344

Cost of Sales
Product Costs	1,443,938	2,942,665	4,546,965	11,573,952
Training Costs	84,213	261,806	419,773	970,744
Total cost of sales	1,528,151	3,204,471	4,966,738	12,544,696

Gross Profit (Loss)	(17,396)	1,632,629	3,275,707	5,057,648

Operating Expenses
General & Administrative	876,855	1,303,598	3,275,707	4,126,100

Total Operating Expenses	876,855	1,303.598	3,275,707	4,126,100

Net Operating Income (Loss)	(894,251)	329,031	(869,296)	931,548

Other Income(Expense)
Interest Income	5,482	2,772	15,315	7,874
Interest Expense	(43,026)	(172,776)	(215,614)	(440,398)
Gain on Valuation of Derivatives	-	-	(6,541)	-
Other Income (Expense)	3,247	43,842	17,442	65,754

Total Other Income(Expense)	(34,297)	(126,162)	(189,398)	(366,770)

Income (Loss) Before Income Taxes	(928,548)	202,869	(1,058,694)	564,778

Income Tax Expense
Income Tax Expense	-	-	-	-
Deferred Income Tax
(Benefit)Expense	-	6.571	-	30,138

Total Income Tax Expense	-	6,571	-	30,138

Net Income (Loss)	$(928,548)	$196,298	$(1,058,694)	$534,640

Net Income (Loss) Per Share	$(0.05)	$0.01	$(0.06)	$0.03

Weighted Average
Shares Outstanding	19,160,174	19,296,804	19,160,174	19,296,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,058,694)	$534,640
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	58,713	126,688
Deferred Income Taxes	-	30,239
Deposits	(3,195)
Change in Operating Assets and Liabilities:		500
Employee Advances
Accounts Receivable	(73,511)	(65,871)
Other Receivables	(370)	(6,363)
Prepaid expenses	(597,000)	-
Inventory	(6,300)	-
Increase (Decrease) in:
Accounts Payable	196,987	135,546
Accrued Expenses	12,909	41,736
Derivative Liability	6,542	-
Reserved for Refunds and Chargebacks	-	(2,098)

Net Cash Provided(Used) by Operating Activities	(866,919)	795,017

Cash Flows from Investing Activities:
Proceeds from Software and Equipment	-	-
Purchase of Software and Equipment	-	(80,286)
Advances to related party	-	(20,000)
Cash Paid for Acquisition of Subsidiary	-	(1,796,455)
Cash Acquired from Acquisition of Subsidiary	-	-

Net Cash Provided (Used) by Investing Activities	-	(1,896,741)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	-	195,527
Proceeds from Stock Issuance	-	399
Principal Payments on Line of Credit	-	(23,079)
Principal Payments on Notes Payable	-	(11,978)

Net Cash Provided (Used) by Financing Activities	-	160,869

Increase (Decrease) in Cash	(866,919)	(940,855)

Cash and Cash Equivalents at Beginning of Period	1,803,977	2,786,425

Cash and Cash Equivalents at End of Period	$937,058	$1,845,570

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

IDI Global, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2006

GENERAL

IDI Global, Inc. and its Subsidiaries (the “Company”), have elected to omit substantially all footnotes to the consolidated financial statements for the Nine months ended September 30, 2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in its Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

BANKRUPTCY

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., (the “Debtors”), filed for petitions of relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in possession. These claims are reflected in the September 30, 2006, balance sheet as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date as a result of the determination by the court of allowed claims for contingencies and other disputed amounts. The Companies anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

Additional disclosure for the statements of cash flows for the period ending September 30, 2006:

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

Seminar Trainings and Mentoring2

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

In mid October 2006 Management made the determination that the SOHO channel was no longer profitable and a change in staffing and overhead was necessary.  Staff was reduced, overhead was restructured and the losses reduced.

For the quarter ended September 30, 2006, we recorded total revenue on a consolidated basis of $1,510,755, compared to total revenue of $4,837,100 for the 2005 third quarter.  We recorded a net loss of $98,548 for the third quarter of 2006 compared to net income of $196,298 for the third quarter of 2005.  The decreased revenue for the quarter ending September 30, 2006 was due to a $3.3 million decrease resulting from the non-performance of the contract with Mentoring of America.

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

Our monthly cash outflow is mostly related to cost of sales (product cost) and general and administrative expenses.  Net cash provided (used) by operations for the 2006 nine-month period was $(866,919) compared to net cash by operating activities of $795,017 for the 2005 nine-month period.  The decrease in net cash provided by operations was mainly due to a net loss of $1,058,694.

Net cash provided by investing activities was $0.00 for the 2006 Nine-month period compared to $(1,896,741) for the 2005 nine-month period.  The 2005 nine-month period investing activities included an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation.  Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing.  IDI Small Business assumed certain liabilities of the sales and marketing operation, and paid $1,800,000 in cash.

Financing

Net cash provided by financing activities was $0.00 for the 2006 nine-month period compared to net cash provided by financing activities of $160,869 for the 2005 nine-month period.  Proceeds from notes payable and stock issuances were the sources of the financing activities for the 2005 nine-month period.  We used the proceeds from our financing activities to complete the asset purchase of HG Marketing.

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

As of September 30, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,804,833.39, under the Credit Agreement.

At September 30, 2006, we had total current liabilities of $3,891,927, and had notes payable totaling $2,254,527, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $504,527 in notes payable to Kevin R. Griffith, IDI Global’s CEO.

At September 30, 2006, our total current liabilities also included accrued expenses of $960,504, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $566,287 and reserves for refunds and charge-backs of $63,796 added to our total current liabilities.

Off-balance Sheet Arrangements - None

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media, IDISB, and Chief Financial.  These discussions summarize our financial statements for the Nine-month periods ended September 30, 2005 and 2006, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

Summary Comparison of 2005 and 2006 Three and Nine month Periods

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Total revenue	$4,837,100	$1,510,755	$17,602,344	$7,373,149

Total cost of sales	3,204,471	1,528,151	12,544,696	4,966,738

Gross profit	1,632,629	(17,396)	5,057,648	2,406,411

Total operating expenses	1,303,598	876,855	4,126,100	3,275,707

Net operating income (loss)	329,031	(894,251)	931,548	(869,296)

Total other income (expense)	(126,162)	(34,297)	(366,770)	(189,398)

Total income tax expense	6,571	0.00	30,138	0.00

Net income	196,298	(928,548)	534,640	(1,058,694)

Net earnings (loss) per share	$0.01	$(0.05)	$0.03	$(0.06)

Total revenues decreased from $17,602,344 for the Nine month period ended September 30, 2005, to $7,373,149 for the Nine month period ended September 30, 2006. This change was a decrease of approximately $10.2 million, due, in part, to the nonperformance of Mentoring of America on the management contract, the increase of revenues on the Orem Sales floor of $300,000, and the closing of the Salt Lake floor, resulting in a decrease in revenues by $1.2 million.

Cost of sales decreased along with total revenues for the Nine month period ended September 30, 2006.  Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services.  For 2006, total cost of sales was 67.4% of total revenues, compared to 71.3% of total revenues for 2005.

As a result of decreased revenues, our gross profit decreased to $2,406,411 for the Nine month period ended September 30, 2006 from $5,057,648 for the Nine month period ended September 30, 2005.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses decreased to $3,275,707 for the Nine-month period ended September 30, 2006, from $4,126,100 for Nine-month period ended September 30, 2005. This decrease was due, in part, to the closing of the Salt Lake sales floor.

Total other income and expense for 2006 was primarily related to interest expenses from the SBI note.  We had a net loss of $(1,058,694) for the Nine-month period ended September 30, 2006 as compared to a net profit of $ 534,640 for the Nine-month period ended September 30, 2005. This is the result of the loss of income from Mentoring of America.  Net income per share was $(0.06) per share for the Nine-month period ended September 30, 2006 compared to $0.03 net income per share for the Nine month period ended September 30, 2005.

The following chart and related discussions summarize our consolidated balance sheet for the years ended December 31, 2005, and the Nine-month period ended September 30, 2006, and should be read in conjunction with the financial statements and notes to the financial statements.

Summary of Balance Sheet

	December 31, 2005	September 30, 2006
		(Unaudited)

Cash	$1,093,292	$211,145

Total current assets	1,927,538	1,140,800

Total assets	2,156,731	1,314,475

Total current liabilities	3,675,489	3,891,927

Total liabilities	3,675,489	3,891,927

Retained earnings (deficit)	(8,282,186)	(9,340,880)

Total stockholders equity	$(1,518,758)	$(2,577,452)

We decreased the total current assets at September 30, 2006, compared to the year ended December 31, 2005, due to less cash.

Total current liabilities and total liabilities increased at September 30, 2006, compared to the year ended December 31, 2005, primarily due to increases in accounts payable and accrued expenses.

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

ITEM 3.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, Kevin Griffith, IDI Global’s Chief Executive Officer, and Steven Weatherly, a consultant performing certain services typically performed by a chief financial officer, have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Mr. Griffith and Mr. Weatherly concluded that our disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

ITEM 5.     OTHER INFORMATION

2Filing for Bankruptcy Chapter 11 Bankruptcy Protection

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

November 17, 2006

By:  /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date

November 17, 2006

By:  /s/ Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer