Form 10KSB
period 2006-12-31
IDI GLOBAL INC
filed 2007-04-17
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

⁭

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

State issuer's revenue for its most recent fiscal year: $ 7,999,860

As of April 12, 2007, the registrant had 19,160,174 shares of common stock outstanding. The aggregate market value of the 19,037,834 shares of voting stock held by non-affiliates as of that date was approximately $190,378.

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

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., (the “Debtors”), filed for petitions of relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in possession.  These claims are reflected in the December 31, 2006, balance sheet as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date as a result of the determination by the court of allowed claims for contingencies and other disputed amounts.  The Companies anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

Settlement and Sale Agreement with Mentoring Parties.  IDI Global, IDI Small Business, and Professional Consulting Services (the “IDI Debtors”) entered into an Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with HG Marketing, Inc. and Mentoring of America, LLC (the “Mentoring Parties”).  The Settlement and Sale Agreement contemplates, except in one circumstance, the global resolution of all litigation between these IDI entities and the Mentoring Parties and the resolution of disputes and the sale of rights of the IDI Debtors in a call center located in St. George, Utah (the “St. George Call Center”).

Pursuant to the Settlement and Sale Agreement, the Mentoring Parties will pay the IDI Debtors $171,409.10, in addition to other funds previously paid, in settlement of disputes between the parties.  Unless a higher and better offer is received, the Mentoring Parties will pay $337,500 for all of the IDI Debtors’ rights in the St. George Call Center.  If a better offer is received, the St. George Call Center will be sold to the party making the better offer, but the settlement between the IDI Debtors and the Mentoring Parties will still close and all outstanding litigation and disputes between the parties will be settled.  If either the Mentoring Parties or a party making a higher bid purchases the IDI Debtors’ rights in the St. George Call Center, the Mentoring Parties will retain obligations related to the operation of the St. George Call Center prior to the closing of the sale.

The Bankruptcy Court approved the Settlement and Sale Agreement following hearing on April 11, 2007.

As of January 1, 2007, all pending litigation in the Bankruptcy Court between the IDI Debtors and the Mentoring Parties was subject to continuance to allow the parties to pursue settlement negotiations.

Although the Company has endeavored to maximize its value for the benefit of creditors and shareholders, as of the date of this report, it was unknown whether the Company would be able to continue as a going concern.  As of the date of this report, the Company was entertaining offers from third parties for a potential merger and was working to formulate a plan of reorganization, which will include its divestment of certain assets.  However, there can be no guarantee that the Company's negotiations will be successful or will enable the Company to continue as a going concern.

In March of 2006, IDI Global or one of its affiliates transferred $597,000 to ABD Development or one of its affiliates to develop an infomercial to use to generate leads to be used on the sales and marketing floor of the St. George Call Center.  IDI Global understood that these funds would be used by ABD to develop an infomercial, and the  remainder of the funds were to be used to pay for the testing and tuning and the eventual media time to run the infomercial on television stations through out the country.   It was anticipated that the leads to be generated by the infomercial would replace the leads that Mentoring of America, LLC threatened to pull from the Call Center floor by no later than July 2006.

ABD continually delayed the creation of the infomercial, and eventually IDI Global was informed that ABD had run out of money, and would not test the infomercial.  In addition, ABD sent invoices to IDI Global many months after services had been rendered indicating that IDI Global in fact owed ABD an additional $83,400.  The invoices are not representative of what was contracted to be accomplished.

At the request of IDI Global, the Bankruptcy Court authorized the Committee to commence legal action against ABD and its affiliates to attempt to recover the money transferred to it.  IDI Global will cooperate in that litigation.  As part of any such action, it is anticipated that the $83,400 claim asserted by ABD will be disputed in full.

On February 6, 2007, Internet Development filed a Complaint in the Bankruptcy Court against the IDI Debtors, seeking to impose a constructive trust on certain funds that are being held on behalf of the IDI Debtors in a trust account.  On April 11, 2007, the Bankruptcy Court granted a motion authorizing the Official Committee of Unsecured Creditors ("Committee") to defend this lawsuit on behalf of the IDI Debtors' estates.

In addition to authorizing the Committee to defend the lawsuit commenced by Internet Development, on April 11, 2007, the Bankruptcy Court authorized the Committee to take whatever actions are necessary to recover funds that the IDI Debtors transferred prior to the petition date to Advanced Business Development, Inc. ("ABD") or any of ABD's insiders or affiliates.  As a result of the funds transferred to ABD, ABD produced an infomercial, and has provided a copy of the infomercial to the IDI Debtors.  Contrary to the parties' agreement, ABD has refused to test the infomercial.  The IDI Debtors are currently engaged in negotiations with the personality featured in the infomercial related to the testing and use of the infomercial.

On February 12, 2007, the "exclusivity period" for the IDI Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the IDI Debtors, may file a plan of reorganization in the IDI Debtors' Chapter 11 Cases.

On or about March 8, 2007, MCB Printing, Inc. dba Excel Graphics, Inc. provided to the IDI Debtors and the Committee an offer to purchase Internet Development and to merge with IDI Global, Inc.  This offer has not been accepted by the IDI Debtors as of the date of this report, but negotiations with MCB are continuing.

IDI Technology, Inc., a Nevada Corporation and a wholly owned subsidiary of IDI Global, entered into an agreement for purchase and sale of assets on December 1, 2005, with Circle Tree Media, Inc. (“Circle Tree”), an Idaho corporation, and Ryan Riley, an Idaho resident and an officer and director of Circle Tree, and Jared Riley, an Idaho resident and an officer and director of Circle Tree.  As of December 31, 2006, a transfer of IDI Global stock or other consideration was to take place with Circle Tree, however, business circumstances and the Bankruptcy proceedings have not allowed this transaction to be fulfilled, and the agreement has been voided by the Parties.

OUR BUSINESS

IDI Global is a holding company operating through its wholly owned subsidiary, Internet Development.  Internet Development offers web development services and software, web hosting services, and related support.  It provides websites and related tools for large and small vertical businesses with a network of affiliates, allowing for communication, marketing, e-commerce and business management online.  Chief Financial, IDI Small Business, IDI Technology and Sports Media are no longer operational subsidiaries of IDI Global.  Chief Financial was originally acquired to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities.  Sports Media sold advertising and marketing programs for media companies.  IDI Small Business managed our direct marketing operations in St. George, Utah.  IDI Technology provided Internet-based lead generation offerings aimed at producing monthly residual income.

Professional Consulting Services (“PCS”), located in St. George, Utah, was a wholly owned subsidiary of Chief Financial.  PCS sells add-on services and products to customers and other lead suppliers.  These products are focused on the small office and home office marketplace and include self-replicating web site tools, individual web sites, e-commerce solutions, and coaching and training services for small office/home office customers.  Pursuant to a settlement agreement signed on April 11, 2007, and approved by the federal bankruptcy court, PCS is no longer a wholly owned subsidiary of Chief Financial and is now owned and managed entirely by the Mentoring Parties (Mentoring of American and HG Marketing, Inc.), with no affiliation to Chief Financial or IDI Global.

INTERNET DEVELOPMENT INC. (IDI)

Internet Development designs, develops and markets user-friendly, web-based software applications and development tools on an integrated service platform. It also provides in-house servers and management to host all of its software applications and provide maintenance & support and security for its clients.  Internet Development’s software products allow both large organizations comprised of a substantial network of affiliates within specific vertical markets, as well as small stand-alone businesses, to exploit the full capabilities of the Internet as a communications, information management, marketing, and e-commerce platform.  Internet Development’s applications and tools enable vertical organizations to deploy, integrate, interact with, and centrally administer large networks of e-commerce enabled affiliate web sites.  Internet Development has received notice in early 2007 that one of its significant clients, Internet Services Corporation (ISC), plans to transition away from the ARRAY software and will not remain a client of IDI’s.  ISC gave sufficient notice required by contract and continues using the ARRAY software on a month to month basis as of the date of this report.  It is unknown for certain the exact date of ISC’s departure but is anticipated by mid-summer of this year.

Internet Development also had an in-house sales call center that marketed and sold a variety of small business packages, including the QuickSite Builder, coaching programs, and other products and services, to a variety of internal and third-party lead sources within the small office / home office sector.  As of October, 2006, the sales call center is no longer operational due to cash flow and management challenges, and is not a functional revenue component of IDI.  On February 2, 2007, the Bankruptcy Court entered an order authorizing certain expenses of IDI Global, Inc. Chief Financial, Inc. and Professional Consulting Services, Inc. to be paid from funds held by IDI Small Business, Inc.  Prior to this time, and as authorized by the Bankruptcy Court, most expenses of the IDI Debtors were being paid with funds provided by Internet Development, Inc.  In October 2006, however, with the loss of the call center, Internet Development informed the IDI Debtors that it would no longer have funds to pay any expenses or charges related to the Debtors and Bankruptcy proceedings.

Products

QuickSite Builder

The QuickSite Builder is a completely browser-based, point-and-click website builder technology for the Internet.  QuickSite Builder allows a user without any programming knowledge to build a functional, e-commerce-enabled website in a short time.  QuickSite Builder provides small businesses with access to an application service platform that is sophisticated, functional and versatile, as well as affordable.  Available features include auto-responders, counters, banners, search engine site registration, online shopping mall presence, shopping cart, merchant account, secure online ordering and transaction processing, e-mail, incentive sweepstakes giveaways, and customer demographic proofing.  Internet Development normally bundles QuickSite Builder with a business education course that is designed to help small business owners make optimal use of e-commerce and Internet Development’s web technology.

QuickSite Builder is targeted at small businesses and the small office / home office entrepreneurs who wish to establish an online business presence quickly, easily, and cost-effectively.  Internet Development acquires new customers through qualified third-party leads based on lists of individuals who have previously purchased business education products or services through “infomercials” or other direct sales channels.

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

For the affiliate, ARRAY represents a flexible and easy-to-use productivity solution permitting initial setup and updates to a website without requiring the user to have computer programming knowledge.  It provides the following features to the affiliate user:

•

Automation of administrative tasks, such as product ordering, billing, and reporting

•

Downline management and communication

•

Website statistical analysis

•

Customer and Prospect tracking and profiling

•

Intelligent, targeted marketing features

•

Personal productivity tools (online contact management, calendaring, event planning)

•

E-commerce tools (shopping cart, secure payment, transaction processing, site links)

•

Publishing of product catalogues

•

Proprietary, sophisticated email and email marketing campaigns

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

Markets

ARRAY has been marketed primarily to the United States direct sales industry.  Direct sales organizations benefit greatly from the capabilities of the Internet, and many have taken advantage of the ARRAY technology to effectively do so.  The industry requires an affordable, integrated web-based solution that allows (1) parent corporations to interact with a vast network of independent distributors and (2) independent distributors in turn to interact with their own sponsors, down-lines, recruits and customers.  Additionally, these organizations must have control over the content that is delivered via the Internet by distributors, regulatory compliance, corporate image, and public relations, which ARRAY allows them to accomplish.

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

Internet Development's marketing strategy is to encourage this existing sales network to promote its ARRAY product to the independent distributors by establishing ARRAY not only as a cost saving measure, but also as a profit center for the parent company.  Internet Development provides the full ARRAY technology in its ARRAY Express model to a new client often at no cost up front for basic development and setup.  In exchange, the new client commits to incorporate ARRAY into its monthly auto-ship package or other similar program, at a reduced cost to the end-user, or to market the product aggressively to its organization and user base.  The corporate parent is paid a recurring monthly commission for each distributor who signs up for a personal website.  The parent is thus encouraged to endorse and actively promote the product to the sales organization.  Recurring revenues are created by providing independent affiliates with their own e-commerce-enabled web sites for a monthly hosting fee.  Value-added services are offered and available to the affiliate end users for a small additional monthly fee.  Also, distributors who refer the product to other distributors may be given a discount off their own monthly hosting fee.

ARRAY has been utilized by several large direct sales companies, including such industry leaders as New Vision, Tupperware, and Avon.  Independent distributors are currently using the product at an average price of $10 per month. Exclusive contracts normally prohibit these companies from working with another developer for the same applications and services.  Under the terms of these agreements, upon termination of the agreement, Internet Development is entitled to remove the web technology and underlying source code for all of the applications developed for the corporation, unless a lucrative purchase agreement has been negotiated with the client for continued use only within their organization.

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

Customers of Internet Development’s various products and services are obtained through an in-house sales & marketing operation that has participation at trade shows, conferences, and corporate-sponsored events, as well as through the networking of strategic partners that recommend the company’s services

Competition

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

Major Clients

Major clients include Avon, Univera, New Vision, and Visalus Sciences.  Internet Development has received notice in early 2007 that one of its significant clients, Internet Services Corporation (ISC), plans to transition away from the ARRAY software and will not remain a client of IDI’s.  ISC gave sufficient notice required by contract and continues using the ARRAY software on a month to month basis as of the date of this report.  It is unknown for certain the exact date of ISC’s departure but is anticipated by mid-summer of this year.

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

Employees

Internet Development employs 20 -30 full-time employees.  These employees are not as of the date of this report covered by any collective bargaining agreement.  We believe that relations with these employees are good, and we have not experienced any work stoppages.

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

There may be additional unknown risks which could have a negative effect on our business.

The risks and uncertainties described in this section are not the only ones facing us.  Additional risks and uncertainties not as of the date of this report known to us or that we currently deem immaterial may also impair our business operations.  If any of the foregoing risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline.

ITEM 2.

DESCRIPTION OF PROPERTY

Our operations are headquartered in a 6,350 square foot facility located in the Stratford Park business complex in Orem, Utah.  Internet Development entered into a lease agreement with Stratford Park, LC on November 3, 2000 .  The lease provided for a five-year term, which commenced on December 1, 2000, and expired on November 31, 2005.  It is now a month to month lease requiring a monthly rent of approximately $7,218.  The lease may be terminated by the landlord in the case of damage or destruction of the property by fire, subject to listed conditions in the lease, with written notice within 30 days of the casualty.  The lease also may be terminated by the landlord if we fail to pay rent, make a material false statement in connection with the negotiation of the lease, abandon or vacate the property, fail to abide by the terms and covenants of the lease, or if we declare bankruptcy.  Currently, the lease has been extended on a month-to-month basis, requiring sufficient notice to the owner if IDI determines to move its headquarters to another office location.

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

On March 12, 2004 Mercator Momentum Fund, L.P. and Mercator Momentum Fund III, both California limited partnerships, and Mercator Advisory Group, L.L.C., a California limited liability company, filed a complaint against IDI Global, Inc. in the Superior Court of the State of California for the County of Los Angeles.  The complaint alleges that IDI Global breached a Securities Purchase Agreement by refusing to accept $3,500,000 in consideration for promissory notes in the amount of $3,500,000 with 3.5% interest, warrants to purchase 1,312,500 shares of IDI Global common stock at an exercise price of $1.20, a $175,000 due diligence fee, and failure to register the shares of common stock.  We intend to defend against the claims.

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

HG Marketing, Inc., and Mentoring of America, Inc., vs. IDI Global, Inc., IDI Small Business, Inc., and Kevin Griffith, District Court, Clark County, Nevada, Case No. A518002.  Plaintiffs HG Marketing and Mentoring of America filed this lawsuit claiming breach of contract, conversion, fraud, and constructive trust.  The lawsuit relates to the asset purchase agreement between the parties relating to the call center located in St. George, Utah.  Plaintiffs filed a motion for a temporary restraining order, which was denied, and also sought a preliminary injunction, which was also denied.  We filed an answer, counterclaim, and third party complaint against the plaintiffs and their principals on April 10, 2006.  Pursuant to a settlement agreement signed on April 11, 2007, and approved by the federal bankruptcy court, the St. George call center, PCS, is no longer a wholly owned subsidiary of Chief Financial and is now owned and managed entirely by the Mentoring Parties (Mentoring of American and HG Marketing, Inc.), with no affiliation to Chief Financial or IDI Global.

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

Settlement and Sale Agreement with Mentoring Parties.  IDI Global, IDI Small Business, and Professional Consulting Services (the “IDI Debtors”) entered into an Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with HG Marketing, Inc. and Mentoring of America, LLC (the “Mentoring Parties”).  The Settlement and Sale Agreement contemplates, except in one circumstance, the global resolution of all litigation between these IDI entities and the Mentoring Parties and the resolution of disputes and the sale of rights of the IDI Debtors in a call center located in St. George, Utah (the “St. George Call Center”).

Pursuant to the Settlement and Sale Agreement, the Mentoring Parties will pay the IDI Debtors $171,409.10, in addition to other funds previously paid, in settlement of disputes between the parties.  Unless a higher and better offer is received, the Mentoring Parties will pay $337,500 for all of the IDI Debtors’ rights in the St. George Call Center.  If a better offer is received, the St. George Call Center will be sold to the party making the better offer, but the settlement between the IDI Debtors and the Mentoring Parties will still close and all outstanding litigation and disputes between the parties will be settled.  If either the Mentoring Parties or a party making a higher bid purchases the IDI Debtors’ rights in the St. George Call Center, the Mentoring Parties will retain obligations related to the operation of the St. George Call Center prior to the closing of the sale.

The Bankruptcy Court approved the Settlement and Sale Agreement following hearing on April 11, 2007.

As of January 1, 2007, all pending litigation in the Bankruptcy Court between the IDI Debtors and the Mentoring Parties was subject to continuance to allow the parties to pursue settlement negotiations.

Although the Company has endeavored to maximize its value for the benefit of creditors and shareholders, as of the date of this report, it was unknown whether the Company would be able to continue as a going concern.  As of the date of this report, the Company was entertaining offers from third parties for a potential merger and was working to formulate a plan of reorganization, which will include its divestment of certain assets.  However, there can be no guarantee that the Company's negotiations will be successful or will enable the Company to continue as a going concern.

In March of 2006, IDI Global or one of its affiliates transferred $597,000 to ABD Development or one of its affiliates to develop an infomercial to use to generate leads to be used on the sales and marketing floor of the St. George Call Center.  IDI Global understood that these funds would be used by ABD to develop an infomercial, and the  remainder of the funds were to be used to pay for the testing and tuning and the eventual media time to run the infomercial on television stations through out the country.  It was anticipated that the leads to be generated by the infomercial would replace the leads that Mentoring of America, LLC threatened to pull from the Call Center floor by no later than July 2006.

ABD continually delayed the creation of the infomercial, and eventually IDI Global was informed that ABD had run out of money, and would not test the infomercial.  In addition, ABD sent invoices to IDI Global many months after services had been rendered indicating that IDI Global in fact owed ABD an additional $83,400.  The invoices are not representative of what was contracted to be accomplished.

At the request of IDI Global, the Bankruptcy Court authorized the Committee to commence legal action against ABD and its affiliates to attempt to recover the money transferred to it.  IDI Global will cooperate in that litigation.  As part of any such action, it is anticipated that the $83,400 claim asserted by ABD will be disputed in full.

On February 6, 2007, Internet Development filed a Complaint in the Bankruptcy Court against the IDI Debtors, seeking to impose a constructive trust on certain funds that are being held on behalf of the IDI Debtors in a trust account.  On April 11, 2007, the Bankruptcy Court granted a motion authorizing the Official Committee of Unsecured Creditors ("Committee") to defend this lawsuit on behalf of the IDI Debtors' estates.

In addition to authorizing the Committee to defend the lawsuit commenced by Internet Development, on April 11, 2007, the Bankruptcy Court authorized the Committee to take whatever actions are necessary to recover funds that the IDI Debtors transferred prior to the petition date to Advanced Business Development, Inc. ("ABD") or any of ABD's insiders or affiliates.  As a result of the funds transferred to ABD, ABD produced an infomercial, and has provided a copy of the infomercial to the IDI Debtors.  Contrary to the parties' agreement, ABD has refused to test the infomercial.  The IDI Debtors are currently engaged in negotiations with the personality featured in the infomercial related to the testing and use of the infomercial.

On February 12, 2007, the "exclusivity period" for the IDI Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the IDI Debtors, may file a plan of reorganization in the IDI Debtors' Chapter 11 Cases.

On or about March 8, 2007, MCB Printing, Inc. dba Excel Graphics, Inc. provided to the IDI Debtors and the Committee an offer to purchase Internet Development and to merge with IDI Global, Inc.  This offer has not been accepted by the IDI Debtors as of the date of this report, but negotiations with MCB are continuing.

On February 2, 2007, the Bankruptcy Court entered an order authorizing certain expenses of IDI Global, Inc. Chief Financial, Inc. and Professional Consulting Services, Inc. to be paid from funds held by IDI Small Business, Inc.  Prior to this time, and as authorized by the Bankruptcy Court, most expenses of the IDI Debtors were being paid with funds provided by Internet Development.  In October 2006, however, with the loss of the sales call center, Internet Development informed the IDI Debtors that it would no longer have funds to pay any expenses or charges related to the Debtors and Bankruptcy proceedings.

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 We did not submit any matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.

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

Year	Quarter Ended	High Bid	Low Bid

2005	March 31	$0.51	$0.44
	June 30	0.37	0.33
	September 30	0.25	0.23
	December 31	0.14	0.13

2006	March 31	0.51	0.44
	June 30	0.37	0.33
	September 30	0.25	0.23
	December 31	0.05	0.05

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

On July 28, 2005, the Company entered into an Asset Purchase Agreement with Hire Solutions, LLC (“Hire”) for all related assets, products, and training services in an all-stock transaction.  The Company agreed to issue 294,118 shares of its common stock (representing a purchase price amount of $100,000), and to place such shares into escrow.  The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hire exercised the put.  However, because as of the date of this report the sale channel had not yet generated at least $100,000 in net income, the Company was not yet required to pay the purchase price in cash.  The Company relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act and regulations promulgated thereunder in connection with the issuance of the securities.  On December 30, 2005, the Hire Solutions LLC assets that were purchase by IDI Small Business were incorporated into a new subsidiary company called Worldwide Recruiting Solutions Inc., a Nevada Corporation.  Business circumstances have not allowed this transaction to be fulfilled, and the agreement will very likely not be executed.

On January 14, 2005, IDI Global and IDI Small Business entered into an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation.  Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing.  IDI Small Business granted warrants to purchase up to 2,500,000 shares of IDI Global common stock and agreed to issue and place 4,356,436 shares of IDI Global common stock into an escrow.  The warrants become exercisable between 2008 and 2012 at exercise prices that escalate annually from $0.80 to $1.80.  The 4,356,436 shares of IDI Global common stock held in escrow will be released to Mentoring of America based upon performance of the sales and marketing operation over the first two years of operations.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.  As agreed, based on the required performance of the sales and marketing operation during 2005, 1,529,547 of the 4,356,436 common shares held in escrow were delivered to Mentoring of America via certificate on March 17, 2006, to fulfill the first portion of the agreement.  The remaining 2,826,889 shares will remain in escrow and will be delivered to Mentoring of America based on the performance of the sales and marketing operation during 2006.  There has been a settlement agreement signed with Mentoring on April 11, 2007 and the shares will like be returned to the treasury and all warrants will be canceled.

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

On December 1, 2005, IDI Global Inc. agreed to transfer 250,000 shares of its restricted common stock (the “Shares”) of IDI Global, Inc., at the closing of the acquisition of Circle Tree by IDI Technology, as described in Item 8B in “Other Information” below.  The parties agreed that if the Shares were not worth one dollar ($1.00) per share by December 31, 2006, then IDI Global Inc. shall pay to Circle Tree Media (or Riley, if Circle Tree Media no longer exists) a “True-Up Payment,” as that term is defined herein.  For purposes of determining the value of the Shares at December 31, 2006, the parties were to examine the publicly reported share price of the IDI Global Inc. common stock over the last 60 trading days of 2006; if the closing share price equaled or exceeded one dollar ($1.00) on any day over that period of time, then the Shares were deemed to be worth one dollar ($1.00), and IDI Global was not obligated to make the True-Up Payment.  The True-Up Payment was equal to $250,000 less 250,000 multiplied by the highest trading price of the Shares over the last 60 days of 2006, to be paid in restricted common stock to Circle Tree.  Business circumstances and Chapter 11 Bankruptcy proceedings have not allowed this transaction to be fulfilled, and the agreement has been voided by the Parties.

Issuer Purchase of Securities

None.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes.  Critical accounting policies are defined as those which are most important to the portrayal of the financial condition and results of operations and which also require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information as of the date of this report available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Executive Overview

IDI Global is a holding company operating through its wholly owned subsidiary,, Internet Development.  Internet Development offers web development services and software, web hosting services, and related support..  It provides websites and related tools for large and small vertical businesses with a network of affiliates, allowing for communication, marketing, e-commerce and business management online.  Chief Financial, IDI Small Business, IDI Technology and Sports Media are no longer operational subsidiaries of IDI Global.  Chief Financial was originally acquired to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities.  IDI Small Business managed our direct marketing operations in St. George, Utah.  Sports Media sold sports advertising and marketing programs for media companies.  IDI Technology provided Internet-based lead generation offerings aimed at producing monthly residual income.

Professional Consulting Services (“PCS”), located in St. George, Utah, was a wholly owned subsidiary of Chief Financial.  PCS sells add-on services and products to customers and other lead suppliers.  These products are focused on the small office and home office marketplace and include self-replicating web site tools, individual web sites, e-commerce solutions, and coaching and training services for small office/home office customers.  Pursuant to a settlement agreement signed on April 11, 2007, and approved by the federal bankruptcy court, PCS is no longer a wholly owned subsidiary of Chief Financial and is now owned and managed entirely by the Mentoring Parties (Mentoring of American and HG Marketing, Inc.), with no affiliation to Chief Financial or IDI Global.

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, filed for Chapter 11 bankruptcy protection under Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  Although the Company has endeavored to maximize its value for the benefit of creditors and shareholders, as of the date of this report, it was unknown whether the Company would be able to continue as a going concern.  As of the date of this report, the Company was entertaining offers from third parties for a potential merger and was working to formulate a plan of reorganization, which will include its divestment of certain assets.  However, there can be no guarantee that the Company's negotiations will be successful or will enable the Company to continue as a going concern.

During 2006, we have continued our efforts to grow the business of our primary subsidiary, Internet Development through strategic partnerships and focused sales & marketing efforts.  The ARRAY software application continues to be considered as one of the leading web tool solutions for companies and their representatives in the Direct Sales and Network Marketing arena.  Version 5 of the application has proven to be a dynamic and effective platform for IDI’s clients and affiliates using the software on a day to day basis to communicate, market and manage their businesses online.  The next release of the software is underway as Internet Development intends to maintain its position as one of the leading web solutions for the direct sales industry.  ARRAY version 6 is expected to be released later this year, which will again provide enhanced tools and functioning, with a number of improvements and additional features.  IDI plans to continue its focus on third-party relationships that can add value to the ARRAY offering, while capitalizing on those specialties.

Internet Development has received notice in early 2007 that one of its significant clients, Internet Services Corporation (ISC), plans to transition away from the ARRAY software and will not remain a client of IDI’s.  ISC gave sufficient notice required by contract and continues using the ARRAY software on a month to month basis as of the date of this report.  It is unknown for certain the exact date of ISC’s departure but is anticipated by mid-summer of this year.

Internet Development also had an in-house sales call center that marketed and sold a variety of small business packages, including the QuickSite Builder, coaching programs, and other products and services, to a variety of internal and third-party lead sources within the small office / home office sector.  As of October, 2006, the sales call center is no longer operational due to cash flow and management challenges, and is not a functional revenue component of IDI.  On February 2, 2007, the Bankruptcy Court entered an order authorizing certain expenses of IDI Global, Inc. Chief Financial, Inc. and Professional Consulting Services, Inc. to be paid from funds held by IDI Small Business, Inc.  Prior to this time, and as authorized by the Bankruptcy Court, most expenses of the IDI Debtors were being paid with funds provided by Internet Development, Inc.  In October 2006, however, with the loss of the call center, Internet Development informed the IDI Debtors that it would no longer have funds to pay any expenses or charges related to the Debtors and Bankruptcy proceedings.

For the year ended December 31, 2006, we recorded total revenues on a consolidated basis of $7,999,860, compared to total revenues of $21,090,496 for the year ended December 31, 2005.  We recorded net loss of $(1,499,577) for 2006 compared to net income (loss) of $(5,868,737) for 2005.   The 2006 loss was the result of our SOHO  operations and we have closed this sale floor.

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

Our monthly cash outflow is primarily related to cost of sales and general and administrative expenses.  Net cash provided by operations for the 2006 twelve-month period was $(919,429), compared to net cash used by operating activities of $(994,070) for the 2005 twelve-month period.

In 2005, we recognized impairment on our goodwill on the following investments:  Sports Media had $1.5 million in impairment recognized, which is equal to 100% of the investment.  This determination was made after testing the goodwill for 2006.  HG Marketing had $1.8 million in impairment recognized and Chief Financial had $1.1 million in impairment recognized.  This is due to a lack of payment on a management contract with Mentoring of America.  Mentoring of America agreed in the contract to manage both sales floors and provide $150,000 per month to IDI Small Business.  However, since January of 2006, we have not received the minimum amount from the contract.  New Connexions was impaired by $151,200 in investment and written off to bad debt in the amount of $1,101,825.  This is due to a lack of payment since March 2005, when the first payment was due.  This company has also refused to provide financial information.  These impairments and bad debts were contributing factor to the loss and net cash by operations.

Net cash used by investing activities was $(9,610) for year ended December 31, 2006, compared to $(27,218) for the year ended December 31, 2005.

Financing

For the year ended December 31, 2005, net cash provided by financing activities was $196,528 compared to net cash provided by financing activities of $0.00 for the year ended December 31, 2006.   The following statements below describe the financing events during 2005 and 2006.

On December 24, 2004, we entered into a Term Credit Agreement (the Credit Agreement) with Hong Kong League Central Credit Union and SBI Advisors, LLC (SBI Advisors).  Under this Credit Agreement, we received a loan in the principal amount of $1,750,000 and will pay interest of 2.0% per month.  We are negotiating an extension or other arrangement regarding this Credit Agreement prior to entering in chapter 11 bankruptcy.

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

As part of these transactions, we granted SBI Advisors, the agent for Hong Kong League Central Credit Union, a warrant to purchase 525,000 shares of common stock at an exercise price of $0.70 per share with a term that expires four years from the initial effective date of the applicable registration statement.  We also granted a warrant at the time of signing the Purchase Agreement to SBI Brightline to purchase an aggregate of 571,429 shares of common stock at an exercise price of $0.70 per share with a term that expires four years from the initial effective date of the registration statement.  We granted a second warrant to SBI Brightline which is exercisable after the delivery of the ninth tranche of funding (the Additional Warrant) to purchase 571,429 shares of common stock.  This Additional Warrant will have a four-year term and exercise price of $0.70 per share. The potential proceeds from the exercise of the warrants are approximately $1,167,500; however, the Selling Stockholders have discretion when or whether to exercise the warrants.  We also agreed to use one-half of the proceeds from the exercise of warrants granted under the agreement to repay the Credit Agreement.

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

COMMITMENTS AND CONTINGENT LIABILITIES

Our principle commitments consist of operating leases for office space in Orem, Utah, and repayment of the Credit Agreement and our total current liabilities.  The total monthly lease payment for the Orem office is $7,218.

As of March 30, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement. The interest for this was stayed by the bankrupt for April though December..

At December 31, 2006, we had total current liabilities of $4,004,288, and had notes payable totaling $2,254,527, which included notes payable of $1,750,000 to SBI Brightline, a third party, and $504,527 in notes payable to Kevin R. Griffith, our CEO.

At December 31, 2006, our total current liabilities also included accrued expenses of $1,138,542, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $589,135 , Derivatives of $7,084,and reserves for refunds and charge-backs of $15,000 added to our total current liabilities.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2005 and 2006

The following discussions are based on the audited consolidated financial statements of IDI Global, Internet Development, Sports Media, and Chief Financial.  These charts and discussions summarize our financial statements for the years ended December 31, 2005 and 2006, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-6.

Summary Comparison of years ended December 31, 2005 and 2006

	Twelve months	Twelve months
	ended	Ended
	Dec. 31, 2005	Dec. 31, 2006

Total revenues	$21,090,496	$7,999,860

Total cost of sales	14,784,573	4,476,549

Gross profit	6,305,923	3,523,311

Total operating expenses	11,866,597	4,905,505

Net operating income (loss)	(5,560,674)	(1,382,194)

Total other income (expense)	(173,818)	(117,383)

Total income tax expense	134,245	0.00

Net income	(5,868,737)	(1,499,577)

Net earnings (loss) per share	$(0.31)	$(0.08)

Total revenues decreased by approximately $13.1 million for the year ended December 31, 2006, to approximately $8.0 million for the year ended December 31, 2006. The $13.1 million decrease in revenue was mainly caused by HG marketing not following through on their contract. This alone accounted for an $8.8 million decrease and the other $4.3 million decrease was in relation to the Internet Development Inc. SOHO sales floor.

Cost of sales decreased along with total revenues for the year ended December 31, 2006.  Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services.  For 2005, total cost of sales was 70.1% of total revenues, compared to 56.0% of total revenues for 2006.

As a result of decreased revenues, our gross profit decreased from approximately $6.3 million for 2005 to approximately $3.5 million for 2006.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses decreased by $7.0 million for 2006. This decrease was caused by the in rev.

Total other income and expense for 2006 was primarily related to interest expenses from the SBI note. We paid $134,245 in interest and extinction fees. However, we recorded a net loss for the year ended December 31, 2006,.  Net loss per share was $(0.31) for 2005 compared to $(0.08) loss for 2006.

The following chart and related discussions summarize our consolidated balance sheet for the years ended December 31, 2005 and 2006, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-1.

Summary of Balance Sheet

December 31, 2006

Cash	$143,522

Total current assets	$174,614

Total assets	$985,953

Total current liabilities	$4,004,288

Total liabilities	$4,004,288

Retained earnings (deficit)	$(9,781,763)

Total stockholders equity	$(3,018,335)

The decrease of total current assets at December 31, 2006, compared to the year ended December 31, 2005, was primarily the result of a decrease in cash and accounts receivables.

Total current liabilities and total liabilities increased at December 31, 2006, compared to the year ended December 31, 2005, primarily due to increases in Accounts Payable and Accrued Expenses.  Our retained deficit increased significantly at December 31, 2006, due to the loss in net income.

ITEM 7.

FINANCIAL STATEMENTS

IDI GLOBAL, INC. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2006 and 2005

C O N T E N T S

Reports of Independent Registered Public Accounting Firms	F3

Consolidated Balance Sheet	F5

Consolidated Statements of Operations	F7

Consolidated Statements of Stockholders’ Equity	F8

Consolidated Statements of Cash Flows	F9

Notes to the Consolidated Financial Statements	F11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

IDI Global, Inc. and Subsidiaries

Orem, Utah

We have audited the accompanying consolidated balance sheet of IDI Global, Inc. and Subsidiaries at December 31, 2006, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDI Global, Inc. and Subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the parent company as well as two subsidiaries have filed for Chapter 11 Bankruptcy protection.  Additionally, the Company has incurred significant losses and has a deficit in working capital, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ  & Associates, LLC

Salt Lake City, Utah

April 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of IDI Global Inc.

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows of IDI Global Inc. and subsidiaries for the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows of IDI Global Inc. and subsidiaries for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 10, 2006

IDIGlobal, Inc. and Subsidiaries
Consolidated Balance Sheet

ASSETS
December 31,
2006

Current Assets
Cash	$143,522
Accounts Receivable, net	31,092

Total Current Assets	174,614

Software Development and Equipment, Net	79,923

Other Assets

Restricted Cash	731,416

Total Other Assets	731,416

Total Assets	$985,953

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Consolidated Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

December 31,
2006
Current Liabilities
Accounts Payable	$589,135
Accrued Expenses	1,138,542

Reserve for Refunds and Chargebacks	15,000
Derivatives	7,084
Notes Payable - Related Party	504,527
Notes Payable	1,750,000

Total Current Liabilities	4,004,288

Total Liabilities	4,004,288

Contingencies (See Note 6)

Stockholders' Equity (Deficit)
Common Stock, Authorized 50,000,000 Shares, $.001 Par Value,
Issued and Outstanding 19,160,174	19,160
Additional Paid in Capital	6,744,268
Retained Earnings (Deficit)	(9,781,763)

Total Stockholders' Equity (Deficit)	(3,018,335)

Total Liabilities and Stockholders' Equity (Deficit)	$985,953

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2006	2005
Revenues, Net
Product Sales	$7,078,298	$18,815,860
Training Revenues	921,562	2,274,636

Total Revenues	7,999,860	21,090,496

Cost of Sales
Product Costs	3,989,128	13,637,698
Training Costs	487,421	1,146,875
Total cost of sales	4,476,549	14,784,573

Gross Profit (Loss)	3,523,311	6,305,923

Operating Expenses
General & Administrative	4,905,505	6,751,056
Impairment of Goodwill	-	4,791,884
Impairment of Deferred Financing Costs	-	323,657

Total Operating Expenses	4,905,505	11,866,597

Net Operating Income (Loss)	(1,382,194)	(5,560,674)

Other Income(Expense)
Interest Income	20,831	17,882
Interest Expense	(181,719)	(625,705)
Gain (Loss) on Valuation of Derivatives	33,188	311,729
Other Income (Expense)	10,317	122,276

Total Other Income(Expense)	(117,383)	(173,818)

Income (Loss) Before Income Taxes	(1,499,577)	(5,734,492)

Income Tax Expense
Income Tax Expense	-	134,245
Deferred Income Tax (Benefit) Expense	-	-

Total Income Tax Expense	-	134,245

Net Income (Loss)	$(1,499,577)	$(5,868,737)

Net Income (Loss) Per Share	$(0.08)	$(0.31)

Weighted Average Shares Outstanding	19,160,174	19,037,834

The accompanying notes are an integral part of these consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2004	18,711,174	$18,711	$6,541,217	$(2,413,449)

February 2005 - Shares issued for
legal fees at $0.50 per share	249,000	249	124,251	-

June 2005 - Shares issued for
services at $0.39 per share	200,000	200	77,800	-

2005 - Cash contribution by
shareholder	-	-	1,000	-

Net Loss for the year ended
December 31, 2005	-	-	-	(5,868,737)

Balance, December 31, 2005	19,160,174	19,160	6,744,268	(8,282,186)

Net Loss for the year ended
December 31, 2006	-	-	-	(1,499,577)

Balance, December 31, 2006	19,160,174	$19,160	$6,744,268	$(9,781,763)

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(1,499,577)	$(5,868,737)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations:
Depreciation & Amortization	130,542	156,784
Bad Debts	-	1,114,325
Impairment of Goodwill	-	2,991,884
Deferred Income Taxes	-	134,245
Stock Issued for Services & Accrued Expenses	-	202,500
Deferred Financing Costs	-	316,236
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	92,469	(2,825)
Other Receivables	-	26,597
Inventories	-	6,300
Other Assets	28,338	3,195
Increase (Decrease) in:
Accounts Payable	220,018	242,921
Accrued Expenses	190,947	164,743
Income Taxes Payable	(183)	83
Derivative Liability	(33,187)	(311,729)
Reserved for Refunds and Chargebacks	(48,796)	(170,592)

Net Cash (Used) by Operating Activities	(919,429)	(994,070)

Cash Flows from Investing Activities:
Purchase of Software and Equipment	(9,610)	(27,218)

Net Cash (Used) by Investing Activities	(9,610)	(27,218)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	-	195,528
Proceeds from Cash Contribution	-	1,000

Net Cash Provided by Financing Activities	-	196,528

Increase (Decrease) in Cash	(929,039)	(824,760)

Cash at Beginning of Period	1,803,977	2,628,737

Cash at End of Period	$874,938	$1,803,977

The accompanying notes are an integral part of these consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2006	2005

Cash Paid For:
Interest	$-	$-
Income Taxes	$100	$100

The accompanying notes are an integral part of these consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

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

In January 2004, the Company acquired 100% ownership in Chief Financial and their wholly owned subsidiary Professional Consulting Services. Prior to the acquisition, the Company outsourced a share of its small office home office (SOHO) sales and marketing operations to Chief Financial.  Chief Financial was located in Ft. Worth Texas, and PCS was located in St. George, Utah.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The 4,356,436 contingent shares designated for this acquisition have been placed in escrow and have not been accounted for in assets or equity, but will be valued (if issued) using the stock price determined at the date of acquisition, and the corresponding value will be an adjustment to goodwill. No value was assigned to the 2.5 million warrants due to the fact that the warrants vest in 3 years. The Company will recognize approximately $500,000 in goodwill whan the warrants vest, based on the Black Scholes Model with the following assumptions: Stock price $.05, exercise price:$.80 to $1.80, dividend yield: $0, term: 3 to 7 years, risk freerate: 3.58%, volitiliy: 86%. The company is recorded the acquisition as an asset acquisition not a business combination.

The Company’s wholly owned subsidiary, IDI Small Business (IDISB), entered into an agreement to purchase the assets of Hire Solutions, LLC (Hire), a business that provides training and other services regarding job placement opportunities and transactions.  IDISB purchased all of the assets utilized in the operation of the business, and obtained all rights and interests required to assume control and operation of the business.  IDISB also executed an employment agreement with the owner and founder of Hire Solutions, LLC for the continued executive leadership and development of the assets purchased in the above mentioned transaction.  The purchase price was 294,118 shares of the Company’s stock.  The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash.  Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000.  On October 18, 2005, Hires exercised the put.  Since Hire has not yet generated at least $100,000 in net income, the Company is not required to pay the purchase price in cash. As of April 11, 2007 no consideration or adjustment for hire solution have been made nor is one expected.

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

The agreements above has been stayed by the Bankruptcy filed on April 17, 2006

b.  Accounting Method

The Company recognizes income and expense on the accrual basis of accounting.  The Company has elected a December 31 year end.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Principles of Consolidation

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

f.  Receivables

Accounts Receivable primarily consists of monies due the Company for  services preformed in December of 2006 that are paid the next month.

An allowance for doubtful accounts was determined by looking at each current customer and  $0 has been established as of December 31, 2007.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Property and Equipment

Software and equipment as of December 31, 2006 and 2005 consists of the following  and are recorded at cost:

2006
Computer equipment	$314,741
Software and loan costs	272,589
Office equipment	136,726
Furniture and fixtures	185,260
Leasehold improvements	3,562
Total fixed assets	912,878
Accumulated depreciation	(832,955)
Net software and equipment	$79,923

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

Depreciation and amortization charged to operations was $130,421 and $156,784 for the years ended December 31, 2006 and 2005, respectively.

In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  At December 31, 2005 impairments were recorded; See Note 1; and Note 11.

h.  Marketing Rights

During 2002, the Company issued 250,000 shares of common stock and 500,000 options for marketing rights for a business marketing model valued at $151,200.  During 2003, the Company sold its marketing rights to New Connexions, Inc., for a 10% ownership interest. New Connexions is considered a related party, as Steve Comer, a former officer, is the brother of an officer and shareholder of New Connexions (See note disclosure in investments).  At December 31, 2005 the management has determined after receiving no payments from the initial payment to current that this should be written off to bad debt and that the 10% ownership was of no value and is fully impaired.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Earnings (Loss) Per Share of Common Stock

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.    At December 31, 2006 and 2005, the Company had warrants convertible into 4,464,429 common shares and employee stock options outstanding convertible into 2,149,227 common shares, which were not used in the computation of loss per share because their effect would be anti-dilutive.

The following data show the amounts used in computing loss per share for the periods presented:

	For the Years Ended
	December 31,
Basic Earnings per share:	2006	2005
Income (Loss)(numerator)	$(1,499,577)	$(5,868,737)
Shares (denominator)	19,160,174	19,037,834
Per Share Amount	$(0.08)	$(0.31)
Fully diluted Earnings per share:
Income (Loss)(numerator)	$(1,499,577)	$(5,868,737)
Shares (denominator)	19,160,174	19,037,834
Per Share Amount	$(0.08)	$(0.31)

j. Revenue Recognition

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

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Software Development Costs

In accordance with SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.  Total capitalized software development costs at December 31, 2006 were $0.  Amortization expense for the years ended December 31, 2006 and 2005 was $0 and $67,443 respectively.  Research and development costs are expensed as incurred.  During 2006 and 2005, there were no research and development expenses.

l. Reserve for Refunds and Chargebacks

The reserve for refunds and chargebacks is maintained at a level that, in management’s judgment, is sufficient to absorb any anticipated refunds or chargebacks as of the balance sheet date. The reserve is not specifically associated with individual sales transactions, but is a general reserve set aside to accommodate any future refunds or disputed transactions with an original transaction date prior to December 31, 2006.  We review the appropriateness of the reserve quarterly and have developed a methodology for projecting the needed reserve that is based on our historical refund and chargeback data.

m. Commissions

During 2006 and 2005, the company contracted with other entities to sell its products.  The Company can pay a large sales commission for outsourced sales, depending on the contract arrangements with each particular entity.

n. Advertising and Promotion

Advertising and promotion costs are expensed as incurred and totaled $605,403 and $16,928 for the years ended December 31, 2006 and 2005, respectively.

o. Stock Options and Warrants

Prior to 2006, as permitted by SFAS No. 123, the Company elected to measure and record compensation cost relative to stock option costs in accordance with APB Opinion 25 which requires the Company to make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options has been applied.  For 2006 the company adopted SFAS No. 123(R) which requires the Company to record compensation expense equal to the fair value of the options issued.

To measure and record compensation for warrants, the Company applies SFAS No. 123(R).  This requires the Company to use a Black-Scholes pricing model to estimate the fair value of the warrants at the grant date.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p. Estimates

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

q. Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157 and 158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

r. Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.

Notes to the Consolidated Financial Statements

 December 31, 2006 and 2005

NOTE 2 - INCOME TAXES

The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose.  Accordingly, deferred income taxes are provided in recognition of such differences.  At December 31, 2006, the Company had net operating losses totaling approximately $4,800,000 which expire in various years through 2026.

Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.”  The applicable federal and state tax rates in effect at December 31, 2006  and 2005 were used in calculating the income tax liabilities, expense, and deferred taxes.

Income tax expense for the years ended December 31, 2006 and 2005 is computed as follows:

	2006	2005
Current:
Federal	$-	$-
State	-	100
Total Current	-	100
Deferred:
Federal	(0)	(0)
State	(0)	(0)
Total Deferred	(0)	(0)
Total Income Tax Expense	$(0)	$(0)

The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:

	2006		2005
Income taxes at statutory rate	$(509,856)		$(1,949,727)
Nondeductible expenses	120,785		0
Valuation allowance	389,071		1,815,302

Total	$(0)		$134,425

Deferred tax asset:
Net operation loss	1,797,600		-
Other	424,500	-
Less valuation allowance	(2,222,100)		-

Net deferred tax asset	$0		$0

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 - INCOME TAXES (Continued)

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards.  As of December 31, 2006 and 2005, a valuation allowance has been recorded in the amount of $1,916,944 and $1,408,511, respectively.

NOTE 3 - NOTES PAYABLE

Notes payable are detailed as follows at December 31, 2006:

2006
Note payable to an officer and stockholder, bears
interest at 12%, payable on demand, convertible
into common stock at $.30, unsecured	$195,527

Note payable to an officer of the Company, bears
interest at 12%, matures May 2003, convertible
into common stock at $.20, unsecured, in default	309,000

Note payable to a corporation, bears interest
at 24%, matures May 2005, unsecured, in default	1,750,000

Total Notes Payable	$2,254,527

NOTE 4 - CONCENTRATIONS

At December 31, 2006 the company had cash deposits in excess of federally insured limits of $631,416.

The Company relied on an outside company for customer leads.  During 2006 and 2005, the Company’s SOHO revenues generated thru this lead source was 65% and 45%, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2005, the Company received $195,527 from an officer.  The balance of the note at December 31, 2006 is $195,527.

During 2001, the Company received $309,000 from an officer of the Company.  The balance of the note at December 31, 2006 and 2005 is $309,000.

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

As of December 31, 2006  $707,585 is outstanding in deferred compensation to Kevin Griffith, and Interest on deferred compensation and the above stated notes is $375,773.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

December 31, 2006 and 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company leases office space at one location.  The total monthly lease payment for this office is $7,218.  The Company leases equipment on one lease.  The total monthly lease payment for this lease is $ 213.  This is a month to month lease and has no future minimum operating lease payments as of December 31, 2006

Total expense for all operating leases at December 31, 2006 and 2005 is $231,638 and $298,362, respectively.

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

On June 24, 2004, Independent Marketing, Inc. filed a lawsuit in the Third District Court for Salt Lake County, State of Utah, against Internet Development, Inc.  The allegations in the suit relate to the alleged hiring of three employees who were bound by a non-competition agreement with Independent Marketing, Inc.  However, we believe the three employees were not hired by Internet Development, Inc., and intend to vigorously defend this suit. As of April 11 2007 no consideration or adjustment for hire solution have been made nor is one expected.

On April 1, 2004, Ascendiant Capital Group, LLC, filed a complaint against IDI Global in the Superior Court of the State of California for the County of Orange - Central Justice Center.  The complaint alleges that IDI Global breached a consulting agreement with Ascendiant Capital Group, and that Ascendiant Capital Group is entitled to damages in excess of $25,000.  We intend to defend against the claims, and on May 11, 2004, we filed a cross-complaint alleging breach of contract by Ascendiant Capital Group.  This case has been stayed pending the outcome of the Mercator litigation discussed below. As of April 11 2007 no consideration or adjustment for hire solution have been made nor is one expected.

On March 12, 2004 Mercator Momentum Fund, L.P. and Mercator Momemtum Fund III, both California limited partnerships, and Mercator Advisory Group, L.L.C., a California limited liability company, filed a complaint against IDI Global, Inc. in the Superior Court of the State of California for the County of Los Angeles.  The complaint alleges that IDI Global breached a Securities Purchase Agreement by refusing to accept $3,500,000 in consideration for promissory notes in the amount of $3,500,000 with 3.5% interest, warrants to purchase 1,312,500 shares of IDI Global common stock at an exercise price of $1.20, a $175,000 due diligence fee, and failure to register the shares of common stock.  We intend to defend against the claims. As of April 11 2007 no consideration or adjustment for hire solution have been made nor is one expected.

Newave, Inc., vs. IDI Global, Inc., Chief Financial, Inc., et al., Superior Court for the State of California, in and for the County of Santa Barbara, Case No.  1167126.  Plaintiff Newave, Inc., filed a lawsuit against IDI Global and Chief Financial for breach of contract and unjust enrichment.  The lawsuit relates to a “Lead Marketing Agreement” between Newave and Chief Financial.  We dispute that we are a party to the Lead Marketing Agreement, and have filed our answer.  The case began trial on April 17, 2006, but was stayed in connection with the bankruptcy proceedings discussed below. As of April 11 2007 no consideration or adjustment for hire solution have been made nor is one expected.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

December 31, 2006 and 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

On August 8, 2005, Paul Watson, a former employee of the Company brought suit against the Company and Kevin Griffith in the 4th Judicial District Court for Utah County, State of Utah.  Mr. Watson brought claims for breach of contract, false light, and wrongful discharge, and seeks back pay and loss of income.  The Company and Mr. Griffith filed an answer and counterclaim against Mr. Watson, bringing claims of defamation, intentional and negligent interference with prospective economic relations, breach of fiduciary duty, breach of contract, conversion, and unjust enrichment.  The Company and Mr. Griffith dispute the claims brought by Mr. Watson and intend to vigorously pursue this action. As of April 11 2007 no consideration or adjustment for hire solution have been made nor is one expected.

On or about February 21, 2006, Presson Airport, LLC served an amended complaint asserting claims against Chief Financial, Inc. and Internet Development, Inc., in the Third Judicial District Court, State of Utah. Plaintiff seeks to recover approximately $46,000 for unpaid rent plus continuing rent and other charges in the amount of $9,800 per month based on allegations of breach of a lease and guaranty.  The Company and its subsidiaries dispute this liability and intend to vigorously defend these claims. As of April 11 2007 no consideration or adjustment for hire solution have been made nor is one expected.

HG Marketing, Inc., and Mentoring of America, Inc., vs. IDI Global, Inc., IDI Small Business, Inc., and Kevin Griffith, District Court, Clark County, Nevada, Case No. A518002.  Plaintiffs HG Marketing and Mentoring of America filed this lawsuit claiming breach of contract, conversion, fraud, and constructive trust.  The lawsuit relates to the asset purchase agreement between the parties relating to the call center located in St. George, Utah.  Plaintiffs filed a motion for a temporary restraining order, which was denied, and also sought a preliminary injunction, which was also denied.  We filed an answer, counterclaim, and third party complaint against the plaintiffs and their principals on April 10, 2006.  Pursuant to a settlement agreement signed on April 11, 2007, and approved by the federal bankruptcy court, the St. George call center, PCS, is no longer a wholly owned subsidiary of Chief Financial and is now owned and managed entirely by the Mentoring Parties (Mentoring of American and HG Marketing, Inc.), with no affiliation to Chief Financial or IDI Global. As of April 11 2007 no consideration or adjustment for hire solution have been made nor is one expected.

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

Settlement and Sale Agreement with Mentoring Parties:   IDI Global, IDI Small Business, and Professional Consulting Services (the “IDI Debtors”) entered into an Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with HG Marketing, Inc. and Mentoring of America, LLC (the “Mentoring Parties”).  The Settlement and Sale Agreement contemplates, except in one circumstance, the global resolution of all litigation between these IDI entities and the Mentoring Parties and the resolution of disputes and the sale of rights of the IDI Debtors in a call center located in St. George, Utah (the “St. George Call Center”).

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

December 31, 2006 and 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Pursuant to the Settlement and Sale Agreement, the Mentoring Parties will pay the IDI Debtors $171,409.10, in addition to other funds previously paid, in settlement of disputes between the parties.  Unless a higher and better offer is received, the Mentoring Parties will pay $337,500 for all of the IDI Debtors’ rights in the St. George Call Center.  If a better offer is received, the St. George Call Center will be sold to the party making the better offer, but the settlement between the IDI Debtors and the Mentoring Parties will still close and all outstanding litigation and disputes between the parties will be settled.  If either the Mentoring Parties or a party making a higher bid purchases the IDI Debtors’ rights in the St. George Call Center, the Mentoring Parties will retain obligations related to the operation of the St. George Call Center prior to the closing of the sale.

The Bankruptcy Court approved the Settlement and Sale Agreement following hearing on April 11, 2007.

As of January 1, 2007, all pending litigation in the Bankruptcy Court between the IDI Debtors and the Mentoring Parties was subject to continuance to allow the parties to pursue settlement negotiations.

Although the Company has endeavored to maximize its value for the benefit of creditors and shareholders, as of the date of this report, it was unknown whether the Company would be able to continue as a going concern.  As of the date of this report, the Company was entertaining offers from third parties for a potential merger and was working to formulate a plan of reorganization, which will include its divestment of certain assets.  However, there can be no guarantee that the Company's negotiations will be successful or will enable the Company to continue as a going concern.

In March of 2006, IDI Global or one of its affiliates transferred $597,000 to ABD Development or one of its affiliates to develop an infomercial to use to generate leads to be used on the sales and marketing floor of the St. George Call Center.  IDI Global understood that these funds would be used by ABD to develop an infomercial, and the  remainder of the funds were to be used to pay for the testing and tuning and the eventual media time to run the infomercial on television stations through out the country.  It was anticipated that the leads to be generated by the infomercial would replace the leads that Mentoring of America, LLC threatened to pull from the Call Center floor by no later than July 2006.

ABD continually delayed the creation of the infomercial, and eventually IDI Global was informed that ABD had run out of money, and would not test the infomercial.  In addition, ABD sent invoices to IDI Global many months after services had been rendered indicating that IDI Global in fact owed ABD an additional $83,400.  The invoices are not representative of what was contracted to be accomplished.

At the request of IDI Global, the Bankruptcy Court authorized the Committee to commence legal action against ABD and its affiliates to attempt to recover the money transferred to it.  IDI Global will cooperate in that litigation.  As part of any such action, it is anticipated that the $83,400 claim asserted by ABD will be disputed in full.

On February 6, 2007, Internet Development filed a Complaint in the Bankruptcy Court against the IDI Debtors, seeking to impose a constructive trust on certain funds that are being held on behalf of the IDI Debtors in a trust account.  On April 11, 2007, the Bankruptcy Court granted a motion authorizing the Official Committee of Unsecured Creditors ("Committee") to defend this lawsuit on behalf of the IDI Debtors' estates.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the consolidated Financial Statements

December 31, 2006 and 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

In addition to authorizing the Committee to defend the lawsuit commenced by Internet Development, on April 11, 2007, the Bankruptcy Court authorized the Committee to take whatever actions are necessary to recover funds that the IDI Debtors transferred prior to the petition date to Advanced Business Development, Inc. ("ABD") or any of ABD's insiders or affiliates.  As a result of the funds transferred to ABD, ABD produced an infomercial, and has provided a copy of the infomercial to the IDI Debtors.  Contrary to the parties' agreement, ABD has refused to test the infomercial.  The IDI Debtors are currently engaged in negotiations with the personality featured in the infomercial related to the testing and use of the infomercial.

On February 12, 2007, the "exclusivity period" for the IDI Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the IDI Debtors, may file a plan of reorganization in the IDI Debtors' Chapter 11 Cases.

On or about March 8, 2007, MCB Printing, Inc. dba Excel Graphics, Inc. provided to the IDI Debtors and the Committee an offer to purchase Internet Development and to merge with IDI Global, Inc.  This offer has not been accepted by the IDI Debtors as of the date of this report, but negotiations with MCB are continuing.

On February 2, 2007, the Bankruptcy Court entered an order authorizing certain expenses of IDI Global, Inc. Chief Financial, Inc. and Professional Consulting Services, Inc. to be paid from funds held by IDI Small Business, Inc.  Prior to this time, and as authorized by the Bankruptcy Court, most expenses of the IDI Debtors were being paid with funds provided by Internet Development.  In October 2006, however, with the loss of the sales call center, Internet Development informed the IDI Debtors that it would no longer have funds to pay any expenses or charges related to the Debtors and Bankruptcy proceedings.

NOTE 7 - PENSION PLAN

On July 1, 2000, the Company established a defined contribution 401(k) pension plan.  The Company’s contributions to the plan are based on matching 100 percent of the employees’ contributions to a maximum of six percent of compensation per participant.  All employees with more than six months of service and who are age 20 ½ or older are eligible for participation in the plan.  Company contributions totaled $9,975 and $12,164 for the years ended December 31, 2006 and 2005, respectively.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

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

Prior to 2006, as permitted by SFAS No. 123 (R), the Company elected to measure and record compensation cost relative to stock option costs in accordance with APB Opinion 25 which required the Company to make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options has been applied.

A summary of the option activity for 2006 and 2005 follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Outstanding, January 1, 2005	5,977,155	$0.15
Granted	-	-
Exercised	-	-
Canceled/forfeited	-	-
Balances, December 31, 2005	5,977,155	$0.15
Granted	-	-
Exercised	-	-
Canceled/forfeited	(3,827,928)	-
Balances, December 31, 2006	2,149,227	0.15

	Number of	Weighted
	Options	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Prices	2006	Life (years)	Price
$0.00	1,000,000	0.60	$0.00
$0.20	1,111,727	0.60	$0.20
$0.50	37,500	0.25	$0.50

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 8 - STOCK OPTIONS (Continued)

Proforma Net Income (Loss):

	December 31,	December 31,
	2006	2005
Net income(loss) as reported	$(1,499,577)	$(5,988,465)
Pro forma net income(loss)	(1,499,577)	(5,988,465)
Basic income (loss) per share as reported	(0.08)	(0.00)
Pro forma income (loss) per share	(0.08)	(0.31)

NOTE 9 - WARRANTS

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

The following summarizes the warrant activity for 2006 and 2005:

Warrants outstanding at January 1, 2005	2,274,879
Granted	2,750,000
Exercised	-
Canceled/forfeited	378,450
Balance, December 31, 2005	4,646,429
Granted	-
Exercised	-
Canceled/forfeited	-
Balance, December 31, 2006	4,646,429

Weighted average exercise price of warrants
outstanding at December 31, 2005	$1.51

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 9 - Warrants (Continued)

	Number of	Weighted
	Warrants	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Prices	2006	Life	Price
$2.75	500,000	1.50	$2.75
$3.75	300,000	1.50	$3.75
$0.70	571,429	2.00	$0.70
$0.70	525,000	2.00	$0.70
$0.70	250,000	2.00	$0.70
$0.80	500,000	2.00	$0.80
$1.05	500,000	2.00	$1.05
$1.30	500,000	2.00	$1.30
$1.55	500,000	2.00	$1.55
$1.80	500,000	2.00	$1.80

Derivatives decreased by $39,729 during the year use the Black-Scholes pricing model to estimate the fair value of the warrants at the grant date.

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

December 31, 2006 and 2005

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

Professional Consulting Services and HG Marketing are included in a management agreement with Mentoring of America, in which IDI is to receive $150,000.00 per month or $1.8 million a year. However, since January of 2006 we have not received the minimum amount from the contract, and they have been unwilling to provide any financial information. We have initiated litigation to recapture this income of $150,000 a month (or $1,800,000 a year).  We are confident we will prevail in this legal action but are unsure when the litigation will be settled, and how collectable these funds will be once the settlement is made.

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

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 12 – GOING CONCERN

In 2006, the Company filed a Chapter 11 case under title 11 of the United States Bankruptcy Code.  Although the Company has endeavored to maximize its value for the benefit of creditors and shareholders, as of the date of this report, it was unknown whether the Company would be able to continue as a going concern.    As of the date of this report, the Company was entertaining offers from third parties for a potential merger and was working to formulate a plan of reorganization, which will include its divestment of certain assets.  However, there can be no guarantee that the Company's negotiations will be successful or will enable the Company to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has negative working capital, negative cash flows from operations, operating losses.  The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.  The Company filed for bankruptcy under Chapter 11 by the close of business on April 17, 2006, as discussed in Note 14.

NOTE 13 – ACCRUED EXPENSES

As of December 31, 2006 Accrued Expenses were a total $1,138,542. This is made up of $707,585 in Deferred Compensation to Kevin Griffith, $6,000 to board members, $375,773 in accrued interest, and  $49,184 in services contracts, payroll and payroll taxes.

NOTE 14 – SUBSEQUENT EVENTS

EVENTS SUBSEQUENT TO DECEMBER 31, 2006

Settlement and Sale Agreement with Mentoring Parties.  IDI Global, IDI Small Business, and Professional Consulting Services (the “IDI Debtors”) entered into an Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with HG Marketing, Inc. and Mentoring of America, LLC (the “Mentoring Parties”).  The Settlement and Sale Agreement contemplates, except in one circumstance, the global resolution of all litigation between these IDI entities and the Mentoring Parties and the resolution of disputes and the sale of rights of the IDI Debtors in a call center located in St. George, Utah (the “St. George Call Center”).

Pursuant to the Settlement and Sale Agreement, the Mentoring Parties will pay the IDI Debtors $171,409.10, in addition to other funds previously paid, in settlement of disputes between the parties.  Unless a higher and better offer is received, the Mentoring Parties will pay $337,500 for all of the IDI Debtors’ rights in the St. George Call Center.  If a better offer is received, the St. George Call Center will be sold to the party making the better offer, but the settlement between the IDI Debtors and the Mentoring Parties will still close and all outstanding litigation and disputes between the parties will be settled.  If either the Mentoring Parties or a party making a higher bid purchases the IDI Debtors’ rights in the St. George Call Center, the Mentoring Parties will retain obligations related to the operation of the St. George Call Center prior to the closing of the sale.

The Bankruptcy Court approved the Settlement and Sale Agreement following hearing on April 11, 2007.

As of January 1, 2007, all pending litigation in the Bankruptcy Court between the IDI Debtors and the Mentoring Parties was subject to continuance to allow the parties to pursue settlement negotiations.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 14 – SUBSEQUENT EVENTS (Continued)

Payments by IDI Small Business.  On February 2, 2007, the Bankruptcy Court entered an order authorizing certain expenses of the IDI Debtors to be paid from funds held by IDI Small Business, Inc.  Prior to this time, and as authorized by the Bankruptcy Court, most expenses of the IDI Debtors were being paid with funds provided by Internet Development, Inc.  In October 2006, however, Internet Development, Inc. informed the IDI Debtors that it would no longer have funds to pay the expenses.

Lawsuit filed by Internet Development, Inc. Against the IDI Debtors.  On February 6, 2007, Internet Development, Inc. filed a Complaint in the Bankruptcy Court against the IDI Debtors, seeking to impose a constructive trust on certain funds that are being held on behalf of the IDI Debtors in a trust account.

Court Authority for Creditors’ Committee to Represent IDI Debtors’ Bankruptcy Estate in Certain Claims.  On April 11, 2007, the Bankruptcy Court granted a motion authorizing the Official Committee of Unsecured Creditors (“Committee”) to defend this lawsuit on behalf of the IDI Debtors' estates.  In addition to authorizing the Committee to defend the lawsuit commenced by Internet Development, on April 11, 2007, the Bankruptcy Court authorized the Committee to take whatever actions are necessary to recover funds that the IDI Debtors transferred prior to the petition date to Advanced Business Development, Inc. (“ABD”) or any of ABD's insiders or affiliates.  As a result of the funds transferred to ABD, ABD produced an infomercial, and has provided a copy of the infomercial to the IDI Debtors.  Contrary to the parties' agreement, ABD has refused to test the infomercial.  The IDI Debtors are currently engaged in negotiations with the personality featured in the infomercial related to the testing and use of the infomercial.

No Extension of Exclusivity for Plan Confirmation.  On February 12, 2007, the “exclusivity period” for the IDI Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the IDI Debtors, may file a plan of reorganization in the IDI Debtors' Chapter 11 Cases.

Offer by MCB Printing, Inc.  On or about March 8, 2007, MCB Printing, Inc. dba excelgraphics, Inc. provided to the IDI Debtors and the Committee an offer to purchase Internet Development, Inc. and to merge with IDI Global, Inc.  This offer has not been accepted by the IDI Debtors as of the date of this report, but negotiations with MCB are continuing.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Company's Certifying Accountant

Effective as of April 4, 2007, IDI Global, Inc. (the “Company”) dismissed Chisholm, Bierwolf & Nilson, LLC (“CBN”) as the Company's certifying public accountant. Additionally, effective as of April 4, 2007, the Company engaged HJ & Associates, (“HJ”), as the Company's certifying public accountant.  The Company’s decision to dismiss CBN and engage HJ was approved by the Bankruptcy Court on April 4, 2007.

CBN reported on the Company's consolidated financial statements for the years ending December 31, 2005 and December 31, 2004, and reviewed the Company's unaudited condensed consolidated financial statements for the quarterly periods ended March 31, June 30, and September 30, 2006. For these periods and up to April 4, 2007, there were no disagreements with CBN on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CBN, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The audit report of CBN dated February 10, 2006, on the Company's consolidated financial statements as of December 31, 2005, and for the year then ended, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than with respect to the Company's ability to continue as a going concern without raising additional working capital.  Additionally, the audit report of CBN dated January 15, 2005, on the Company's consolidated financial statements as of December 31, 2004, and for the year then ended, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than with respect to the Company's ability to continue as a going concern without raising additional working capital.

There were no reportable events (as defined in the Regulation S-B Item 304(a)(1)) during the year ended December 31, 2004, December 31, 2005, or the subsequent interim periods through April 4, 2007.

The Company has provided CBN with a copy of the foregoing disclosure, and has received from CBN stating that they agreed with the statements made above by the Company.

No consultations occurred between the Company and HJ during the two most recent fiscal years and any subsequent interim period prior to HJ’s appointment as the Company's independent registered public accounting firm regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's consolidated financial statements, or other information provided that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1) of Regulation S-B, as the case may be.

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

Section 404 Assessment.  Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls beginning with our Form 10-K for the fiscal year ending on December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2008. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position Held	Director or Officer Since

Kevin R. Griffith	51	President, CEO,	January 16, 2002
		Chairman of the Board

Eugene Bergmann	48	Director	April 17, 2006
		Secretary/Treasurer

Steven Weatherly	51	Consultant performing services commonly provided by a Chief Financial Officer	September 2004

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

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
PEO Kevin R. Griffith	2006	180,000	45,000	0.00	0.00	0.00	0.00	0.00	225,000
PFO
A
B
C

-

 total compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
PEO	1,000,000 shares at with a strike price of $0.001 with no expiration date
PFO
A
B
C

This table requires disclosure of the number of securities underlying awards that were exercised during the fiscal year that were exercised during the fiscal year and those that are still outstanding, as well as their market value and vesting information.  The Outstanding Equity Awards at Fiscal Year-end Table is intended to provide information about potential future amounts of compensation that a named executive officer might realize.

DIRECTOR COMPENSATION

For Fiscal Year Ended December 31, 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Eugene Bergmann	18,000	0.00	0.00	0.00	0.00	0.00	18.000
W
X
Y
Z

V, W, X, Y, and Z = All directors of the Issuer

The new rules require tabular disclosure of director compensation for each director, together with a narrative discussion of all of the elements of director compensation.  This table follows a format similar to that of the Summary Compensation Table, but substitutes a “Fees Earned or Paid in Cash” column for the “Salary” and “Bonus” columns.

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

Compensation of Directors

Effect April of 2006 Eugene Bergmann elected to the board of directors and agreed to be compensated $2,000 per month.

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

Name and Address of	Number of Shares	Percentage of
Beneficial Owners	of Common Stock	Class

Kevin R. Griffith	6,933,796 (1)	36.19%
462 East 800 North
Orem, Utah 84097

Eugene Bergmann	0	*
462 East 800 North
Orem, Utah 84097

Steve Weatherly	0	*
462 East 800 North
Orem, Utah 84097

Officers and Directors	6,933,796	36.19%
as a Group (3 persons)

_______________

* Less than 1%

(1)

Represents 3,000,000 shares, options to purchase 1,000,000 shares, and a past due note convertible into 2,933,796 shares.

Securities Authorized Under Equity Compensation Plans

The following table lists the securities authorized for issuance under any equity compensation plans approved by our shareholders and any equity compensation plans not approved by our shareholders.  This chart also includes individual compensation arrangements. Descriptions of these plans are provided below.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	0	$0	0
Equity compensation plans not approved by shareholders	6,365,951(1)	$0.24	567,845
Total	6,365,951		567,845

(1)

Represents options to buy 5,498,155 shares and warrants to buy 800,000 shares.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Our CEO, Kevin R. Griffith, holds a secured convertible promissory note, dated January 11, 2005, related to an obligation of idiglobal.com to repay $195,528 provided to HG Marketing by Mr. Griffith in anticipation of a merger with idiglobal.com.  The balance of the note at December 31, 2005 was $195,528. The promissory note carries 12% interest.  This note is in default.  The note may be converted by the holder at a conversion price of $0.30 per share.  If the note is converted into common stock, then the holder has the right to have those shares registered under any registration statement we file under the Securities Act of 1933.  Currently none of our board of directors are independent.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2005, for professional services rendered by Chisholm & Associates, Certified Public Accountants, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB and 10KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year was $34,000.

The aggregate fees billed for the fiscal year ended December 31, 2006, for professional services rendered by Chisholm & Associates, Certified Public Accountants, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year was $4,745.

The aggregate fees billed for the fiscal year ended December 31, 2006, for professional services rendered by HJ & Associates, LLC, Certified Public Accountants, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year was $22,000.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2006, for assurance and related services by Chisholm & Associates, that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal year was $0.00.

The aggregate fees billed for the fiscal year ended December 31, 2006, for assurance and related services by CBN, that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal year was $0.00.

(3) TAX FEES

The aggregate fees billed for the fiscal year ended December 31, 2006, for professional services rendered by Chisholm & Associates - for tax compliance, tax advice, and tax planning, for the fiscal year was $3,500.  Services provided included preparation of the federal and state tax returns for the corporation.

The aggregate fees billed for the fiscal year ended December 31, 2006, for professional services rendered by CBN for tax compliance, tax advice, and tax planning, for the fiscal year was $0.00.

(4) ALL OTHER FEES

The aggregate fees billed in the fiscal year ended December 31, 2000, for products and services provided by Chisholm & Associates  other than those services reported above, for the fiscal year was $0.00.

The aggregate fees billed in the fiscal year ended December 31, 2005, for products and services provided by CBN other than those services reported above, for the fiscal year was $0.00.

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

Date April 16, 2006

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

Date: April 16, 2006

By: /s/ Eugene Bergmann

Eugene Bergmann

Director