Form 10QSB
period 2007-03-31
IDI GLOBAL INC
filed 2007-05-15
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

As of May 3, 2007, IDI Global, Inc., had 19,106,834 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of results to be expected for any subsequent period, as explained in Management’s Discussion and Analysis below.

IDI Global, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

March 31, 2007

CONTENTS

Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	7

Unaudited Condensed Consolidated Statements of Cash Flows	8

Notes to the Unaudited Condensed Consolidated Financial Statements	10

IDIGlobal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2007	2006
	(unaudited)
Current Assets
Cash	$197,190	$143,522
Accounts Receivable, net	63,211	31,092

Total Current Assets	260,401	174,614

Software Development and Equipment, Net	73,275	79,923

Other Assets
Restricted Cash	736,840	731,416

Total Other Assets	736,840	731,416

Total Assets	$1,070,516	$985,953

The balance sheet at December 31, 2006, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

LIABILITIES
	March 31,	December 31,
	2007	2006
	(unaudited)
Current Liabilities
Accounts Payable	$871,310	$589,135
Accrued Expenses	1,224,885	1,138,542
Reserve for Refunds and Chargebacks	15,000	15,000
Derivatives	7,084	7,084
Notes Payable - Related Party	504,527	504,527
Notes Payable	1,776,915	1,750,000

Total Current Liabilities	4,399,721	4,004,288

Total Liabilities	4,399,721	4,004,288

Stockholders' Equity (Deficit)
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 19,160,174, Respectively	19,160	19,160
Additional Paid in Capital	6,744,268	6,744,268
Retained Earnings (Deficit)	(10,092,633)	(9,781,763)

Total Stockholders' Equity (Deficit)	(3,329,205)	(3,018,335)

Total Liabilities and Stockholders' Equity (Deficit)	$1,070,516	$985,953

The balance sheet at December 31, 2006, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements

IDIGlobal, Inc. and Subsidiaries

(Debtor-in-Possession)

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2007	2006
Revenues, Net
Product Sales	$1,265,063	$2,985,470

Total Revenues	1,265,063	2,985,470

Cost of Sales
Product Costs	940,929	1,880,728
Total cost of sales	940,929	1,880,728

Gross Profit	324,134	1,104,742

Operating Expenses
General & Administrative	609,304	1,144,544

Total Operating Expenses	609,304	1,144,544

Net Operating Income (Loss)	(285,170)	(39,802)

Other Income(Expense)
Interest Income	5,436	4,457
Interest Expense	(31,136)	(128,705)
Gain on Valuation of Derivatives	-	(6,541)
Other Income (Expense)	-	11,542

Total Other Income(Expense)	(25,700)	(119,247)

Income (Loss) Before Income Taxes	(310,870)	(159,049)

Income Tax Expense
Income Tax Expense	-	-
Deferred Income Tax
(Benefit)Expense	-	-

Total Income Tax Expense	-	-

Net Income (Loss)	$(310,870)	$(159,049)

Net Income (Loss) Per Share	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	19,160,174	19,160,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net (Loss)	$(310,870)	$(159,049)
Adjustments to Reconcile Net Loss to Net Cash
Provided (used) by Operations:
Depreciation & Amortization	9,107	31,060
Change in Operating Assets and Liabilities:
Accounts Receivable	(32,119)	(5,662)
Prepaid expenses	-	(597,000)
Increase (Decrease) in:
Accounts Payable	309,089	232,761
Accrued Expenses	86,344	93,832
Derivative Liability	-	6,541

Net Cash Provided(Used) by Operating Activities	61,551	(397,517)

Cash Flows from Investing Activities:
Purchase of Software and Equipment	(2,459)	-

Net Cash Provided (Used) by Investing Activities	(2,459)	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	-	-

Net Cash Provided (Used) by Financing Activities	-	-

Increase (Decrease) in Cash	59,092	(397,517)

Cash and Cash Equivalents at Beginning of Period	874,938	1,803,977

Cash and Cash Equivalents at End of Period	$934,030	$1,406,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	For the Three Months Ended
	March 31,
	2007	2006

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of Accounts Payable to notes Payable	$26,915	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2007

GENERAL

IDI Global, Inc., and its subsidiaries (the “Company”), has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended March 31, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Settlement and Sale Agreement with Mentoring Parties:   IDI Global, IDI Small Business, and Professional Consulting Services (the “IDI Debtors”) entered into an Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with HG Marketing, Inc., and Mentoring of America, LLC (the “Mentoring Parties”).  The Settlement and Sale Agreement contemplates, except in one circumstance, the global resolution of all litigation between these IDI entities and the Mentoring Parties and the resolution of disputes and the sale of rights of the IDI Debtors in a call center located in St. George, Utah (the “St. George Call Center”).

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

Lawsuit filed by Internet Development, Inc. Against the IDI Debtors.  On February 6, 2007, Internet Development, Inc., filed a Complaint in the Bankruptcy Court against the IDI Debtors, seeking to impose a constructive trust on certain funds that are being held on behalf of the IDI Debtors in a trust account.

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

Offer by MCB Printing, Inc.  On or about March 8, 2007, MCB Printing, Inc. dba excelgraphics, Inc., provided to the IDI Debtors and the Committee an offer to purchase Internet Development, Inc. and to merge with IDI Global, Inc.  This offer had not been accepted by the IDI Debtors as of the date of this report, but negotiations with MCB are continuing.

Additional disclosure for the statements of cash flows for the period ending March 31, 2007:

Operating Activities:

Interest received on cash accumulated because of the Chapter 11 proceeding: $0.00.

Interest stayed to on note payable because of the Chapter 11 proceeding: $393,085.

Professional fees paid for services rendered in connection with the Chapter 11 proceeding: $0.00.

Investing Activities:

Proceeds from sale of “software and equipment” due to Chapter 11 proceeding: $0.00.

Financing Activities:

Principal payments on pre-petition debt authorized by court: $0.00.

In this report, references to “IDI Global,” “we,” “us,” and “our” refer to IDI Global, Inc., and its subsidiaries.

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

Professional Consulting Services (“PCS”), located in St. George, Utah, is a wholly owned subsidiary of Chief Financial.  PCS sells add-on services and products to customers and other lead suppliers.  These products are focused on the small office and home office marketplace and include self-replicating web site tools, individual web sites, e-commerce solutions, and coaching and training services for small office/home office customers.  Pursuant to a settlement agreement signed on April 11, 2007, and approved by the federal bankruptcy court, assets of the St. George call center, some of which are owned by PCS, are to be sold to the Mentoring Parties (Mentoring of America and HG Marketing Inc.), or to another party making a higher and better offer at the auction in early June, 2007.

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

During 2006, we have continued our efforts to grow the business of our primary subsidiary, Internet Development through strategic partnerships and focused sales and marketing efforts.  The ARRAY software application continues to be considered as one of the leading web tool solutions for companies and their representatives in the Direct Sales and Network Marketing arena.  Version 5 of the application has proven to be a dynamic and effective platform for IDI’s clients and affiliates using the software on a day to day basis to communicate, market and manage their businesses online.  The next release of the software is underway as Internet Development intends to maintain its position as one of the leading web solutions for the direct sales industry.  ARRAY version 6 is expected to be released later this year, which will again provide enhanced tools and functioning, with a number of improvements and additional features.  IDI plans to continue its focus on third-party relationships that can add value to the ARRAY offering, while capitalizing on those specialties.

Internet Development has received notice in early 2007 that one of its significant clients, Internet Services Corporation (ISC), plans to transition away from the ARRAY software and will not remain a client of IDI’s.  ISC gave sufficient notice required by contract and continued using the ARRAY software on a month to month basis as of the date of this report.  The exact date of ISC’s departure is unknown, but is anticipated to be no later than mid-summer 2007. ISC contributed just over $39,000 in sales in the first three months of 2006 and just over $36,000 in the first three months of 2007.

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

For the three-month period ended March 31, 2007, we recorded total revenues on a consolidated basis of $1,265,063, compared to total revenues of $2,985,470 for the three-month period ended March 31, 2006.  We recorded net loss of $(310,870) for the three-month period in 2007 compared to net income (loss) of $(159,049) for 2006.   The change of almost $152,000 from 2006 to 2007 was caused by the lack of income from the Mentoring contract and the closing of our SOHO operations.

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

In March of 2006, IDI Global or one of its affiliates transferred $597,000 to Advanced Business Development (“ABD”) or one of its affiliates to develop an infomercial to use to generate leads to be used on the sales and marketing floor of the St. George Call Center.  IDI Global understood that these funds would be used by ABD to develop an infomercial, and the remainder of the funds was to be used to pay for the testing and tuning and the eventual media time to run the infomercial on television stations through out the country.  It was anticipated that the leads to be generated by the infomercial would replace the leads that Mentoring of America, LLC threatened to pull from the Call Center floor by no later than July 2006.

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

In addition to authorizing the Committee to defend the lawsuit commenced by Internet Development, on April 11, 2007, the Bankruptcy Court authorized the Committee to take whatever actions are necessary to recover funds that the IDI Debtors transferred prior to the petition date to ABD or any of ABD's insiders or affiliates.  As a result of the funds transferred to ABD, ABD produced an infomercial, and has provided a copy of the infomercial to the IDI Debtors.  Contrary to the parties' agreement, ABD has refused to test the infomercial.  The IDI Debtors are currently engaged in negotiations with the personality featured in the infomercial related to the testing and use of the infomercial.

On February 12, 2007, the "exclusivity period" for the IDI Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the IDI Debtors, may file a plan of reorganization in the IDI Debtors' Chapter 11 Cases.

On or about March 8, 2007, MCB Printing, Inc. dba Excel Graphics, Inc. (“MCB”), provided to the IDI Debtors and the Committee an offer to purchase Internet Development and to merge with IDI Global, Inc.  This offer has not been accepted by the IDI Debtors at this time, but negotiations with MCB are continuing.

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

Our monthly cash outflow is mostly related to cost of sales (product cost) and general and administrative expenses.  Net cash provided (used) by operations for the 2007 three-month period was $61,551 compared to net cash by operating activities of $(397,517) for the 2006 three-month period.  The increase in net cash provided by operations was mainly due to a decrease in Prepaid Expenses.

Net cash provided by investing activities was $(2,459) for the 2007 three-month period compared to $0.00 for the 2006 three-month period.

Financing

Net cash provided by financing activities was $0.00 for the 2007 three-month period compared to net cash provided by financing activities of $0.00 for the 2006 three-month period.

Commitments and Contingent Liabilities

Our principle commitments consist of operating leases for office space in Orem, Utah, and repayment of the Credit Agreement and our total current liabilities.  The total monthly lease payment for the Orem office is $7,218.

As of March 30, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement. The interest for this was stayed by the bankruptcy proceedings for April 2006 though March 2007.

At March 31, 2007, we had total current liabilities of $4,399,721, and had notes payable totaling $2,281,442, which included notes payable of $1,750,000 to SBI Brightline, a third party, notes payable of $26,915 to Chisholm Bierwolf and Nilson, a third party and $504,527 in notes payable to Kevin R. Griffith, our CEO.

At March 31, 2007, our total current liabilities also included accrued expenses of $1,224,885, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $871,310, Derivatives of 7,084 and reserves for refunds and charge-backs of $15,000 added to our total current liabilities.

Off-balance Sheet Arrangements - None

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media, IDISB, and Chief Financial.  These discussions summarize our financial statements for the three-month periods ended March 31, 2006 and 2007, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

Summary Comparison of 2006 and 2007 Three and Three month Periods

	Three months ended
	March 31, 2007	March 31, 2006

Total revenue	$1,265,063	$2,985,470

Total cost of sales	940,929	1,880,728

Gross profit	324,134	1,104,742

Total operating expenses	609,304	1,144,544

Net operating income (loss)	(285,170)	(39,802)

Total other income (expense)	(25,700)	(119,247)

Total income tax Expense	0.00	0.00

Net income	(310,870)	(159,049)

Net earnings (loss) per share	$(0.02)	$(0.01)

Total revenues decreased to $1,265,063 for the three-month period ended March 31, 2007, from $2,985,470 for the three-month period ended March 31, 2006. This change was a decrease of approximately $1.7 million, due in part to a lack of realization of revenues under the contract with HG Marketing which resulted in the lawsuit discussed in the “Legal Proceedings” section. This alone accounted for a decrease of $650,000, and the other $1.1 million decrease was in relation to the Internet Development Inc. SOHO sales floor closing.

Cost of sales decreased along with total revenues for the three month period ended March 31, 2007.  Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services.  For 2007, total cost of sales was 74.4% of total revenues, compared to 63.0% of total revenues for 2006.

As a result of decreased revenues, our gross profit decreased to $324,134 for the three month period ended March 31, 2007 from $1,104,742 for the three month period ended March 31, 2006.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses decreased to $609,304 for the three-month period ended March 31, 2007, from $1,144,544 for three-month period ended March 31, 2006. This decrease was due, in part, to the closing of the SOHO sales floor.

Total other income and expense for 2007 was primarily related to interest expenses from the SBI note.  We had a net loss of $(310,870) for the three-month period ended March 31, 2007, as compared to a net loss of $(159,049) for the three-month period ended March 31, 2006. This is the result of the loss of income from HG marketing not following through on their contract and the closing of the SOHO sales floor.  Net loss per share was $(0.02) per share for the three-month period ended March 31, 2007, compared to $(0.01) net loss per share for the three month period ended March 31, 2006.

The following chart and related discussions summarize our consolidated balance sheet for the years ended December 31, 2006, and the three-month period ended March 31, 2007, and should be read in conjunction with the financial statements and notes to the financial statements.

Summary of Balance Sheet

	March 31, 2007	December 31, 2006
	(Unaudited)

Cash	$197,190	$143,522

Total current assets	260,401	174,614

Total assets	1,070,516	985,953

Total current liabilities	4,399,721	4,004,288

Total liabilities	4,399,721	4,004,288

Retained earnings (deficit)	(10,092,633)	(9,781,763)

Total stockholders equity	$(3,329,205)	$(3,018,335)

We increased the total current assets at March 31, 2007, compared to the year ended December 31, 2006, due to more cash.

Total current liabilities and total liabilities increased at March 31, 2007, compared to the year ended December 31, 2006, primarily due to increases in accounts payable and accrued expenses.

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

Our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not delivered to our customers in a timely manner, or a loss of revenue and possible claims for damages if new products and services do not perform as anticipated .

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

If competitive practices prevent our ability to pass along all increased merchant fees to our customers in the future, we would have to absorb all or a portion of these increases, thereby increasing our operating costs and reducing our profit margin .

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

Our business is dependent upon key employees and the relationships they have formed. We have not entered into any contracts with these employees and they may leave us at anytime.

Economic downturns may also lead to a reduction in the marketing activities of our clients, which could result in decreased revenues.

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

It is possible that current shares in IDI Global will be cancelled and that shareholders will receive no distribution on account of their shares.

It is possible that, when the IDI Debtors (or other parties) propose a Chapter 11 plan of reorganization, the plan will provide for the cancellation of current shares in IDI Global and for no distributions to current shareholders on account of their shares.  There can be no assurance that the IDI Debtors will be able to reorganize and, in such event, the companies likely would be liquidated and current shareholders would receive no distribution on account of their shares.

There may be additional unknown risks which could have a negative effect on our business.

The risks and uncertainties described in this section are not the only ones facing us.  Additional risks and uncertainties not known to us as of the date of this report, or that we currently deem immaterial, may also impair our business operations.  If any of the foregoing risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline.

ITEM 3.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, Kevin Griffith, IDI Global’s Chief Executive Officer, and Steven Weatherly, a consultant performing certain services typically performed by a chief financial officer, have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Mr. Griffith and Mr. Weatherly concluded that our disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

HG Marketing, Inc., and Mentoring of America, Inc., vs. IDI Global, Inc., IDI Small Business, Inc., and Kevin Griffith, District Court, Clark County, Nevada, Case No. A518002.  Plaintiffs HG Marketing and Mentoring of America filed this lawsuit claiming breach of contract, conversion, fraud, and constructive trust.  The lawsuit relates to the asset purchase agreement between the parties relating to the call center located in St. George, Utah.  Plaintiffs filed a motion for a temporary restraining order, which was denied, and also sought a preliminary injunction, which was also denied.  We filed an answer, counterclaim, and third party complaint against the plaintiffs and their principals on April 10, 2006.  Pursuant to a settlement agreement signed on April 11, 2007, and approved by the federal bankruptcy court,   The assets of the St. George call center will be sold to the Mentoring Parties or to anther party making a higher and better offer for those assets at auction, unless the IDI Debtors receive a significant investment from a party who directs the IDI Debtors to to settle with the Mentoring Parties.

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

In addition to authorizing the Committee to defend the lawsuit commenced by Internet Development, on April 11, 2007, the Bankruptcy Court authorized the Committee to take whatever actions are necessary to recover funds that the IDI Debtors transferred prior to the petition date to ABD or any of ABD’s insiders or affiliates.  As a result of the funds transferred to ABD, ABD produced an infomercial, and has provided a copy of the infomercial to the IDI Debtors.  Contrary to the parties' agreement, ABD has refused to test the infomercial.  The IDI Debtors are currently engaged in negotiations with the personality featured in the infomercial related to the testing and use of the infomercial.

On February 12, 2007, the "exclusivity period" for the IDI Debtors to file a plan of reorganization, as set forth in Section 1121 of Title 11 of the United States Code, expired and, as a result, any party in interest, including the IDI Debtors, may file a plan of reorganization in the IDI Debtors’ Chapter 11 Cases.

On or about March 8, 2007, MCB Printing, Inc. dba Excel Graphics, Inc., provided to the IDI Debtors and the Committee an offer to purchase Internet Development and to merge with IDI Global, Inc.  This offer had not been accepted by the IDI Debtors as of the date of this report, but negotiations with MCB are continuing.

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

None

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

May 15, 2007

By: /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date:

May 15, 2007

By: /s/ Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer