Form 10QSB
period 2007-06-30
IDI GLOBAL INC
filed 2007-08-20
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

As of August 1, 2007, IDI Global, Inc. had 19,160,174 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three -month periods ended June 30, 2007 and 2006 , and the six-month periods ended June 30, 2007 and 2006  is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three-month periods ended June 30, 2007 and 2006, and  the six-month period ended June 30, 2007, are not necessarily indicative of results to be expected for any subsequent period, as explained in Management’s Discussion and Analysis below.

IDI Global, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

June 30, 2007

CONTENTS

Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	7

Unaudited Condensed Consolidated Statements of Cash Flows	8

Notes to the Unaudited Condensed Consolidated Financial Statements	10

IDIGlobal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
ASSETS
	June 30,	December 31,
	2007	2006
	(unaudited)
Current Assets
Cash	$133,012	$143,522
Accounts Receivable, net	38,578	31,092

Total Current Assets	171,590	174,614

Software Development and Equipment, Net	67,838	79,923

Other Assets
Restricted Cash	742,365	731,416

Total Other Assets	742,365	731,416

Total Assets	$981,793	$985,953

The balance sheet at December 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Current Liabilities
Accounts Payable	$889,609	$589,135
Accrued Expenses	1,374,438	1,138,542
Customer Deposit	35,000	-
Reserve for Refunds and Chargebacks	15,000	15,000
Derivatives	7,084	7,084
Notes Payable - Related Party	504,527	504,527
Notes Payable	1,776,915	1,750,000

Total Current Liabilities	4,602,573	4,004,288

Total Liabilities	4,602,573	4,004,288

Stockholders' Equity (Deficit)
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 19,160,174, Respectively	19,160	19,160
Additional Paid in Capital	6,744,268	6,744,268
Retained Earnings (Deficit)	(10,384,208)	(9,781,763)

Total Stockholders' Equity (Deficit)	(3,620,780)	(3,018,335)

Total Liabilities and Stockholders' Equity (Deficit)	$981,793	$985,953

The balance sheet at December 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements

IDIGlobal, Inc. and Subsidiaries

(Debtor-in-Possession)

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007		2006

Revenues, Net
Product Sales	$1,408,070	$2,876,924	$2,673,133		$5, 862,394

Total Revenues	1,408,070	2,876,924	2,673,133		5,862,394

Cost of Sales
Product Costs	1,137,923	1,557,859	2,078,852		3,438,587

Total cost of sales	1,137,923	1,557,859	2,078,852		3,438,587

Gross Profit (Loss)	270,147	1,319,065	594,281		2,423,807

Operating Expenses
General & Administrative	535,492	1,254,308	1,144,796		2,398,852

Total Operating Expenses	535,492	1,254,308	1,144,796		2,398,852

Net Operating Income (Loss)	(265,345)	64,757	(550,515)		24,955

Other Income(Expense)
Interest Income	5,674	5,376	11,110		9,833
Interest Expense	(32,037)	(43,883)	(63,173)		(172,588)
Gain on Valuation of Derivatives	-	-	-		(6,541)
Other Income (Expense)	133	2,653	133		14,195

Total Other Income(Expense)	(26,230)	(35,854)	(51,930)		(155,101)

Income (Loss) Before Income Taxes	(291,575)	28,903	(602,445)		(130,146)

Income Tax Expense
Income Tax Expense	-	-	-		-
Deferred Income Tax (Benefit) Expense	-	-	-		-

Total Income Tax Expense	-	-	-		-

Net Income (Loss)	$(29 1,575)	$2 8,903	$(602,445)		$(1 30,146)

Net Income (Loss) Per Share	$(0.02)	$0.00	$(0.03)	$	(0.01)

Weighted Average Shares Outstanding	19,160,174	19,160,174	19,160,174		19,160,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net (Loss)	$(602,445)	$(130,146)
Adjustments to Reconcile Net Loss to Net Cash
Provided (used) by Operations:
Depreciation & Amortization	18,544	55,160
Deposit		(3,195)
Change in Operating Assets and Liabilities:
Accounts Receivable	(7,486)	(95,960)
Other Receivable	-	(945)
Prepaid Expenses		(597,000)
Inventory		(6,300)
Increase (Decrease) in:
Accounts Payable	327,389	107,668
Accrued Expenses	235,896	111,513
Customer Deposit	35,000	-
Derivative Liability	-	6,542

Net Cash Provided(Used) by Operating Activities	6,898	(552,663)

Cash Flows from Investing Activities:
Purchase of Software and Equipment	(6,459)	-

Net Cash Provided (Used) by Investing Activities	(6,459)	-

Cash Flows from Financing Activities:

Net Cash Provided (Used) by Financing Activities	-	-

Increase (Decrease) in Cash	439	(552,663)

Cash and Cash Equivalents at Beginning of Period	874,938	1,803,977

Cash and Cash Equivalents at End of Period	$875,377	$1,251,314

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

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2007

GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the six months ended June 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Settlement and Sale Agreement with Mentoring Parties:   IDI Global, IDI Small Business, and Professional Consulting Services (the “IDI Debtors”) entered into an Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with HG Marketing, Inc. and Mentoring of America, LLC (the “Mentoring Parties”).  The Bankruptcy Court approved the Settlement and Sale Agreement following hearing on April 11, 2007. The Settlement and Sale Agreement contemplated the possibility of a party other than the Mentoring Parties, bidding for at auction and purchasing the rights of the IDI Debtors in a call center located in St. George, Utah (the “St. George Call Center”).   No competing bids were received, and as of the date of this report the IDI Debtors and Mentoring Parties were close to closing the Settlement and Sale Agreement.

Pursuant to the Settlement and Sale Agreement, the Mentoring Parties will pay the IDI Debtors $171,409.10, in addition to other funds previously paid, in settlement of all disputes between the parties and will also pay $337,500 for all of the IDI Debtors’ rights in the St. George Call Center.

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

Lawsuit filed by Internet Development, Inc. Against the IDI Debtors.  On February 6, 2007, Internet Development, Inc. filed a Complaint in the Bankruptcy Court against the IDI Debtors, seeking to impose a constructive trust on certain funds that are being held on behalf of the IDI Debtors in a trust account (the “Internet Development Suit”).  As described below, as part of the Company’s sale of Internet Development, Inc.’s stock, the Internett Development Suit has been dismissed.

Court Authority for Creditors’ Committee to Represent IDI Debtors’ Bankruptcy Estate in Certain Claims.  On April 11, 2007, the Bankruptcy Court granted a motion authorizing the Official Committee of Unsecured Creditors (“Committee”) to defend the Internet Development Suit, which as discussed below, has now been dismissed. In addition, the Bankruptcy Court authorized the Committee to take whatever actions are necessary to recover funds that the IDI Debtors transferred prior to the petition date to Advanced Business Development, Inc. (“ABD”) or any of ABD's insiders or affiliates.  As a result of the funds transferred to ABD, ABD produced an infomercial, and has provided a copy of the infomercial to the IDI Debtors.  Contrary to the parties' agreement, ABD has refused to test the infomercial, and as a result, the infomercial has no value to the estates at this time.  The IDI Debtors are currently engaged in negotiations with the personality featured in the infomercial related to the testing and use of the infomercial.  The Committee has not provided information related to actions that it has taken to recover the funds that were transferred.

No Extension of Exclusivity for Plan Confirmation.  On February 12, 2007, the “exclusivity period” for the IDI Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the IDI Debtors, may file a plan of reorganization in the IDI Debtors' Chapter 11 Cases.

Offer by MCB Printing, Inc.  On or about March 8, 2007, MCB Printing, Inc. dba excelgraphics, Inc. provided to the IDI Debtors and the Committee an offer to purchase Internet Development, Inc. and to merge with IDI Global, Inc.  This offer was not accepted by the IDI Debtors.  The offer expired and the negotiations with MCB were terminated.

Sale of Internet Development, Inc.’s Stock.  IDI Global, Inc., entered into Stock Purchase Agreement with Solution X International, Inc., dated as of June 6, 2007, relating to the sale by IDI Global of all of the issued and outstanding shares of common stock of Internet Development, Inc., a wholly owned subsidiary of the Company to Solution X.  The consummation of the agreement and sale of the stock was subject to higher and better offers and  approval of the Bankruptcy Court.  No higher and better offers were submitted to the Company, and as a result the Stock Purchase Agreement was submitted to the Bankruptcy Court for approval.  On August 1, 2007, after an evidentiary hearing, the Bankruptcy Court entered an order approving the Stock Purchase Agreement, and the sale has closed.  Pursuant to this Agreement, Solution X International, Inc. has paid the Company $40,000, the lawsuit against Internet Development, Inc. was dismissed, resulting in the release to the Company of approximately $166,000 held in trust while the suit was pending, and all of Internet Development, Inc.’s claims against the Company and its subsidiaries, totaling over $500,000 were released.

Additional disclosure for the statements of cash flows for the period ending June 30, 2007:

Operating Activities:

Interest received on cash accumulated because of the Chapter 11 proceeding: $0.00.

Interest stayed to on note payable because of the Chapter 11 proceeding: $498,085.

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

Executive Overview

IDI Global is a holding company which, until most recently, operated through its wholly owned subsidiary, Internet Development, Inc. (“Internet Development”).  IDI Global has now sold the stock of Internet Development, Inc. to Solution X International, Inc. as discussed below. While an IDI Global subsidiary, Internet Development offered web development services and software, web hosting services, and related support.  It provided websites and related tools for large and small vertical businesses with a network of affiliates, allowing for communication, marketing, e-commerce and business management online.  Chief Financial, IDI Small Business, IDI Technology and Sports Media are no longer operational subsidiaries of IDI Global.  Chief Financial was originally acquired to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities.  IDI Small Business managed our direct marketing operations in St. George, Utah.  Sports Media sold sports advertising and marketing programs for media companies.  IDI Technology provided Internet-based lead generation offerings aimed at producing monthly residual income.

Professional Consulting Services (“PCS”), located in St. George, Utah, is a wholly owned subsidiary of Chief Financial which previously sold  add-on services and products to customers and other lead suppliers.  These products were are focused on the small office and home office marketplace and include self-replicating web site tools, individual web sites, e-commerce solutions, and coaching and training services for small office/home office customers.  Pursuant to the settlement agreement between the IDI Debtors and the Mentoring Parties, the Mentoring Parties are purchasing a call center in St. George, Utah, in which PCS previously was involved.

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

IDI Global, Inc., entered into a Stock Purchase Agreement with Solution X International, Inc. (“Solution X”), dated as of June 6, 2007, relating to the sale by IDI Global of all of the issued and outstanding shares of common stock of Internet Development.  The consummation of the Stock Purchase Agreement and sale of the shares was subject to higher and better offers and approval of the Bankruptcy Court.  No higher and better offers were submitted to the Company, and as a result the Stock Purchase Agreement was submitted to the Bankruptcy Court for approval.  On August 1, 2007, after an evidentiary hearing, the Bankruptcy Court entered an order approving the Stock Purchase Agreement, and the sale has closed.  Pursuant to this Agreement, Solution X International, Inc. has paid the Company $40,000, the lawsuit against Internet Development, Inc. was dismissed, resulting in the release to the Company of approximately $166,000 held in trust while the suit was pending, and all of Internet Development, Inc.’s claims against the Company and its subsidiaries, totaling over $500,000 were released.  That transaction has been ordered by the bankruptcy as of the date of this report, and it is anticipated that transaction will be consummated in August 2007.

As a result of Stock Purchase Agreement and the settlement with the Mentoring Parties, discussed above, IDI Global currently has no operating subsidiaries.  It is exploring its options as a debtor in possession, and at this time, anticipates filing a Chapter 11 plan that will incorporate a distribution of funds to creditors holding allowed claims resulting from the settlement of litigation and the liquidation of its assets, as well as from the litigation of existing claims and sale of remaining assets.  There can be no guarantee that holders of common stock of the Company will be able to participate in or receive a benefit from any reorganization plan that may be submitted for confirmation, or that the series of common stock in the Company will remain if and when we emerge from bankruptcy.

During 2006 and early 2007, we continued our efforts to try to grow the business of our primary subsidiary, Internet Development, Inc. (“IDI”) through strategic partnerships and focused sales & marketing efforts.  However, as referenced in previous filings, Internet Development received notice in early 2007 that one of its significant clients, Internet Services Corporation (ISC), planned to transition away from the ARRAY software and not remain a client of Internet Development Inc. (“IDI”)’s.  ISC gave sufficient notice required by contract and continued using the ARRAY software on a month to month basis through the end of May of 2007.  As of June, 2007, ISC is no longer an IDI client using the ARRAY software and the related revenue has been lost.  ISC contributed just over $139,254 in revenue in the first six months of 2006 and just over $114,192 in the first six months of 2007.

IDI has also received notice from another significant client, Univera, that it intends to transition away from using the ARRAY software as well, and will not remain a client of IDI's.  It is anticipated, based on contractual requirements, that Univera will stop using the ARRAY software no later than October 1st of this year.  Univera contributed just over $114,636 in revenue during the first six months of 2007.

IDI has been unable so far this year to replace the lost revenue from the loss of these ARRAY clients with comparable and equivalent new clients and revenue.

IDI also had an in-house sales call center that marketed and sold a variety of small business packages, including the QuickSite Builder, coaching programs, and other products and services, to a variety of internal and third-party lead sources within the small office / home office sector.  As of October, 2006, the sales call center ceased operations due to cash flow and management challenges, and is not a functional revenue component of IDI.  On February 2, 2007, the Bankruptcy Court entered an order authorizing certain expenses of IDI Global, Inc. Chief Financial, Inc. and Professional Consulting Services, Inc. to be paid from funds held by IDI Small Business, Inc.  Prior to this time, and as authorized by the Bankruptcy Court, most expenses of the IDI Debtors were being paid with funds provided by Internet Development, Inc.  In October 2006, however, with the loss of the call center, Internet Development informed the IDI Debtors that it would no longer have funds to pay any expenses or charges related to the Debtors and Bankruptcy proceedings.

For the six-month period ended June 30, 2007, we recorded total revenues on a consolidated basis of $2,673,133, compared to total revenues of $5,862,394 for the six-month period ended June 30, 2006.  We recorded net loss of $(602,445) for the six-month period in 2007 compared to net income (loss) of $(130,146) for 2006.   The change of almost $472,229 from 2006 to 2007 was caused by no income from the Mentoring contract and the closing of our SOHO operations.

Filing of Bankruptcy under Chapter 11

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, filed for bankruptcy protection in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  We are not certain that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

Settlement and Sale Agreement with Mentoring Parties.  IDI Global, IDI Small Business, and Professional Consulting Services (the “IDI Debtors”) entered into an Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with HG Marketing, Inc. and Mentoring of America, LLC (the “Mentoring Parties”).  The Bankruptcy Court approved the Settlement and Sale Agreement following hearing on April 11, 2007.  The Settlement and Sale Agreement contemplated the possibility of a party other than the Mentoring Parties, bidding for at auction and purchasing the rights of the IDI Debtors in a call center located in St. George, Utah (the “St. George Call Center”).  No competing bids were received, and the IDI Debtors and Mentoring Parties are close to closing the Settlement and Sale Agreement.

Pursuant to the Settlement and Sale Agreement, the Mentoring Parties will pay the IDI Debtors $171,409.10, in addition to other funds previously paid, in settlement of all disputes between the parties, and will also pay $337,500 for all of the IDI Debtors’ rights in the St. George Call Center.

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

On February 6, 2007, Internet Development filed a Complaint in the Bankruptcy Court against the IDI Debtors, seeking to impose a constructive trust on certain funds that are being held on behalf of the IDI Debtors in a trust account.  On April 11, 2007, the Bankruptcy Court granted a motion authorizing the Official Committee of Unsecured Creditors ("Committee") to defend this lawsuit on behalf of the IDI Debtors' estates.  Since that time, this lawsuit has been dismissed.

On February 12, 2007, the "exclusivity period" for the IDI Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the IDI Debtors, may file a plan of reorganization in the IDI Debtors' Chapter 11 Cases.

On or about March 8, 2007, MCB Printing, Inc. dba Excel Graphics, Inc. provided to the IDI Debtors and the Committee an offer to purchase Internet Development and to merge with IDI Global, Inc.  This offer was not accepted by the IDI Debtors.  This offer expired and any negotiations with MCB have been terminated.

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

IDI Global, Inc., entered into a Stock Purchase Agreement with Solution X International, Inc., dated as of June 6, 2007, relating to the sale by IDI Global of all of the issued and outstanding shares of common stock of Internet Development, Inc., a wholly owned subsidiary of the Company to Solution X.  The consummation of the Stock Purchase Agreement and sale of the shares was subject to higher and better offers and approval of the Bankruptcy Court.  No higher and better offers were submitted to the Company, and as a result the Stock Purchase Agreement was submitted to the Bankruptcy Court for approval.  On August 1, 2007, after an evidentiary hearing, the Bankruptcy Court entered an order approving the Stock Purchase Agreement, and the sale has closed.  Pursuant to this Agreement, Solution X International, Inc. has paid the Company $40,000, the lawsuit against Internet Development, Inc. was dismissed, resulting in the release to the Company of approximately $166,000 held in trust while the suit was pending, and all of Internet Development, Inc.’s claims against the Company and its subsidiaries, totaling over $500,000 were released.  That transaction has been ordered by the bankruptcy as of the date of this report, and it is anticipated that transaction will be consummated in August 2007.

As a result of Stock Purchase Agreement and the settlement with the Mentoring Parties, discussed above, IDI Global currently has no operating subsidiaries.  It is exploring its options as a debtor in possession, and at this time, anticipates filing a Chapter 11 plan that will incorporate a distribution of funds to creditors holding allowed claims resulting from the settlement of litigation and the liquidation of its assets, as well as from the litigation of existing claims and sale of remaining assets.  There can be no guarantee that holders of common stock of the Company will be able to participate in or receive a benefit from any reorganization plan that may be submitted for confirmation, or that the series of common stock in the Company will remain if and when we emerge from bankruptcy.

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

Our monthly cash outflow is mostly related to cost of sales (product cost) and general and administrative expenses.  Net cash provided (used) by operations for the 2007 six-month period was $6,898 compared to net cash by operating activities of $(552,663) for the 2006 six-month period.  The increase in net cash provided by operations was mainly due to the writing off of a prepaid expense.

Net cash provided by investing activities was $(6,459) for the 2007 six-month period compared to $(0.00) for the 2006 six-month period.

Financing

Net cash provided by financing activities was $0.00 for the 2007 six-month period compared to net cash provided by financing activities of $0.00 for the 2006 six-month period.

Commitments and Contingent Liabilities

Our principal commitments consist of operating leases for office space in Orem, Utah, and repayment of the Credit Agreement and our total current liabilities.  The total monthly lease payment for the Orem office is $7,218.

As of March 30, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement. The interest for this was stayed by the bankrupt for April 2006 though June 2007.

At June 30, 2007, we had total current liabilities of $4,602,573, and had notes payable totaling $2,281,442, which included notes payable of $1,750,000 to SBI Brightline, a third party, notes payable of $26,915 to Chisholm Bierwolf and Nilson, a third party and $504,527 in notes payable to Kevin R. Griffith, our CEO.

At June 30, 2007, our total current liabilities also included accrued expenses of $1,374,438, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $889,609, Derivatives of 7,084, Customer Deposit of $35,000 and reserves for refunds and charge-backs of $15,000 added to our total current liabilities.

Off-balance Sheet Arrangements - None

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media, IDISB, and Chief Financial.  These discussions summarize our financial statements for the six-month periods ended June 30, 2006 and 2007, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

Summary Comparison of 2006 and 2007 Six and Six month Periods

	Six months ended
	June 30, 2007	June 30, 2006

Total revenue	$2,673,133	$5,862,394

Total cost of sales	2,078,852	3,438,587

Gross profit	594,281	2,423,807

Total operating expenses	1,144,796	2,398,852

Net operating income (loss)	(550,515)	24,955

Total other income (expense)	(51,930)	(155,101)

Total income tax Expense	0.00	0.00

Net income	$(602,445)	$(130,146)

Net earnings (loss) per share	$(0.03)	$(0.01)

Total revenues decreased to $2,673,133 for the six month period ended June 30, 2007, from $5,862,394 for the six month period ended June 30, 2006. This change was a decrease of approximately $3.2 million, due in part, by HG marketing not following through on their contract. This alone accounted for a decrease of $650,000, and the other $2.55 million decrease was in relation to the Internet Development Inc. SOHO sales floor closing.

Cost of sales decreased along with total revenues for the six month period ended June 30, 2007.  Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services.  For 2007, total cost of sales was 77.8% of total revenues, compared to 58.7% of total revenues for 2006.

As a result of decreased revenues, our gross profit decreased to $594,281 for the six month period ended June 30, 2007 from $2,423,807 for the six month period ended June 30, 2006.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses decreased to $1,144,796 for the six-month period ended June 30, 2007, from $2,398,852 for six-month period ended June 30, 2006. This decrease was due, in part, to the closing of the SOHO sales floor.

Total other income and expense for 2006 was primarily related to interest expenses from the SBI note.  We had a net loss of $(602,445) for the six-month period ended June 30, 2007 as compared to a net loss of $(130,146) for the six-month period ended June 30, 2006. This is the result of the loss of income from HG marketing not following through on their contract and the closing of the SOHO sales floor.  Net loss per share was $(0.03) per share for the six-month period ended June 30, 2007 compared to $(0.01) net loss per share for the six month period ended June 30, 2006.

The following chart and related discussions summarize our consolidated balance sheet for the years ended December 31, 2006, and the six-month period ended June 30, 2007, and should be read in conjunction with the financial statements and notes to the financial statements.

Summary of Balance Sheet

	June 30,	December 31,
	2007	2006
	(Unaudited)

Cash	$133,012	$143,522

Total current assets	171,590	174,614

Total assets	$981,793	$985,953

Total current liabilities	4,602,573	4,004,288

Total liabilities	4,602,573	4,004,288

Retained earnings (deficit)	(10,384,208)	(9,781,763)

Total stockholders equity	$(3,620,780)	$(3,018,335)

We increased the total current assets at June 30, 2007, compared to the year ended December 31, 2006, due to more cash.

Total current liabilities and total liabilities increased at June 30, 2007, compared to the year ended December 31, 2006, primarily due to increases in accounts payable and accrued expenses.

Factors Affecting Future Performance

We do not anticipate that we will be able to continue operations when we emerge from our bankruptcy proceedings.

As discussed above, we are currently involved in bankruptcy proceedings.  The bankruptcy court recently entered an order approving a Stock Purchase Agreement, authorizing the sale of the Company’s shares of common stock in our subsidiary, Internet Development, Inc., to an unrelated third party.  As a result of Stock Purchase Agreement and the settlement with the Mentoring Parties, discussed above, IDI Global currently has no operating subsidiaries.  It is exploring its options as a debtor in possession, and at this time, anticipates filing a Chapter 11 plan that will incorporate a distribution of funds to creditors holding allowed claims resulting from the settlement of litigation and the liquidation of its assets, as well as from the litigation of existing claims and sale of remaining assets.  There can be no guarantee that holders of common stock of the Company will be able to participate in or receive a benefit from any reorganization plan that may be submitted for confirmation, or that the series of common stock in the Company will remain if and when we emerge from bankruptcy.

It is possible that the current shareholders of IDI Global will receive no distributions from IDI Global.

It is possible that, when the IDI Debtors (or other parties) propose a Chapter 11 plan of reorganization, the plan will provide for no distributions to current shareholders on account of their shares.  In addition, there can be no assurance that the IDI Debtors will be able to reorganize and, in such event, the companies likely would be liquidated and current shareholders would receive no distribution on account of their shares.

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

ITEM 3.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, Kevin Griffith, IDI Global’s Chief Executive Officer, and Steven Weatherly, a consultant performing certain services typically performed by a chief financial officer, have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Mr. Griffith and Mr. Weatherly concluded that our disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

HG Marketing, Inc. and Mentoring of America, Inc. vs. IDI Global, Inc., IDI Small Business, Inc., and Kevin Griffith, District Court, Clark County, Nevada, Case No. A518002.  Plaintiffs HG Marketing and Mentoring of America filed this lawsuit claiming breach of contract, conversion, fraud, and constructive trust.  The lawsuit relates to the asset purchase agreement between the parties relating to the call center located in St. George, Utah.  Plaintiffs filed a motion for a temporary restraining order, which was denied, and also sought a preliminary injunction, which was also denied.  We filed an answer, counterclaim, and third party complaint against the plaintiffs and their principals on April 10, 2006.  Pursuant to a settlement agreement signed on April 11, 2007, and approved by the federal bankruptcy court, the Mentoring Parties are purchasing a call center in St. George, Utah, in which PCS previously was involved.

As discussed previously, the Company recently received approval from the bankruptcy court relating to the sale by the Company of all of the shares of common stock of Internet Development, Inc., to an unrelated third party.  On July 31, 2007, the Bankruptcy Court heard a motion for the sale of the stock of Internet Development to Solution X International, Inc.  On August 1, 2007, the Bankruptcy Court issued an order approving the sale.  The Company anticipates that the sale of the stock of Internet Development will be finalized shortly after the date of this filing.

The Company as well as the IDI Debtors were defendants in the Internet Development Suit, defined above.  As discussed above, this Suit has been dismissed.

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

Settlement and Sale Agreement with Mentoring Parties.  IDI Global, IDI Small Business, and Professional Consulting Services (the “IDI Debtors”) entered into an Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with HG Marketing, Inc. and Mentoring of America, LLC (the “Mentoring Parties”).  The Bankruptcy Court approved the Settlement and Sale Agreement following hearing on April 11, 2007.  The Settlement and Sale Agreement contemplated the possibility of a party other than the Mentoring Parties, bidding for at auction and purchasing the rights of the IDI Debtors in a call center located in St. George, Utah (the “St. George Call Center”).  No competing bids were received, and the IDI Debtors and Mentoring Parties are close to closing the Settlement and Sale Agreement.

Pursuant to the Settlement and Sale Agreement, the Mentoring Parties will pay the IDI Debtors $171,409.10, in addition to other funds previously paid, in settlement of all disputes between the parties, and will also pay $337,500 for all of the IDI Debtors’ rights in the St. George Call Center.

.

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

On February 6, 2007, Internet Development filed a Complaint in the Bankruptcy Court against the IDI Debtors, seeking to impose a constructive trust on certain funds that are being held on behalf of the IDI Debtors in a trust account.  On April 11, 2007, the Bankruptcy Court granted a motion authorizing the Official Committee of Unsecured Creditors ("Committee") to defend this lawsuit on behalf of the IDI Debtors' estates.  Since that time, this lawsuit has been dismissed.

On February 12, 2007, the "exclusivity period" for the IDI Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the IDI Debtors, may file a plan of reorganization in the IDI Debtors' Chapter 11 Cases.

On or about March 8, 2007, MCB Printing, Inc. dba Excel Graphics, Inc. provided to the IDI Debtors and the Committee an offer to purchase Internet Development and to merge with IDI Global, Inc.  This offer was not accepted by the IDI Debtors.  This offer expired and the negotiations with MCB have been terminated.

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

IDI Global, Inc., entered into a Stock Purchase Agreement with Solution X International, Inc., dated as of June 6, 2007, relating to the sale by IDI Global of all of the issued and outstanding shares of common stock of Internet Development, Inc., a wholly owned subsidiary of the Company to Solution X.  The consummation of the Stock Purchase Agreement and sale of the shares was subject to higher and better offers and approval of the Bankruptcy Court.  No higher and better offers were submitted to the Company, and as a result the Stock Purchase Agreement was submitted to the Bankruptcy Court for approval.  On August 1, 2007, after an evidentiary hearing, the Bankruptcy Court entered an order approving the Stock Purchase Agreement, and the sale has closed.  Pursuant to this Agreement, Solution X International, Inc. has paid the Company $40,000, the lawsuit against Internet Development, Inc. was dismissed, resulting in the release to the Company of approximately $166,000 held in trust while the suit was pending, and all of Internet Development, Inc.’s claims against the Company and its subsidiaries, totaling over $500,000 were released.

As a result of Stock Purchase Agreement and the settlement with the Mentoring Parties, discussed above, IDI Global currently has no operating subsidiaries.  It is exploring its options as a debtor in possession, and at this time, anticipates filing a Chapter 11 plan that will incorporate a distribution of funds to creditors holding allowed claims resulting from the settlement of litigation and the liquidation of its assets, as well as from the litigation of existing claims and sale of remaining assets.  There can be no guarantee that holders of common stock of the Company will be able to participate in or receive a benefit from any reorganization plan that may be submitted for confirmation, or that the series of common stock  in the Company will remain if and when we emerge from bankruptcy.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

None.

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

ITEM 6.     EXHIBITS

Exhibits

2.1

Agreement and Plan of Merger between IDI Global and Sports Media International, Inc. and Integrated Communication Systems, Inc., dated October 3, 2003 (Incorporated by reference to exhibit 2.1 for Form 8-K, filed October 15, 2003).

2.2

Agreement and Plan of Reorganization between IDI Global and Chief Financial, Inc., dated January 8, 2004 (Incorporated by reference to exhibit 2.3 for Form 10-KSB, filed March 29, 2004).

3.1

Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 for Form 10-KSB, filed

January 31, 2002)

3.2

Restated bylaws of IDI Global, Inc. (Incorporated by reference to exhibit 3.2 for Form 10-KSB, filed January 31, 2002).

10.1

Lease Agreement between Internet Development Inc. and Stratford Park, L.C., dated July 7, 2000 (Incorporated by reference to exhibit 10.1 for Form 10-QSB, as amended, filed May 22, 2002).

10.2

Employment agreement between Internet Development and Kevin R. Griffith, dated April 1, 2002

(Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002).

10.3

Secured Convertible Promissory Note between idiglobal.com and Kevin R. Griffith, as amended (Incorporated by reference to exhibit 10.3 for Form 10-KSB, filed January 31, 2002).

10.4

Consultant Agreement between IDI Global, Inc. and Summit Resource Group, Inc., dated July 31, 2002

(Incorporated by reference to exhibit 10.2 for Form 10-QSB, as amended, filed August 15, 2002).

10.5

Stock Purchase Agreement by and between IDI Global, Inc., and Solution X International, Inc., dated as of June 6, 2007.

31.1

Section 302 Certification

31.2

Section 302 Certification

32.1

Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDI GLOBAL, INC.

Date:

August 17, 2007

By:  /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date:

August 17, 2007

By: /s/ Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer