Form 10QSB
period 2007-09-30
IDI GLOBAL INC
filed 2007-11-19
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

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

As of November 14, 2007, IDI Global, Inc. had 19,160,174 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three-month period ended September 30, 2007 and 2006 is fully audited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.   As further explained in the Management’s Discussion and Analysis section, the results for the period July 1, 2007 through September 30, 2007 are not indicative of historic performance as they reflect an end of operations effective July 30, 2007.  Comparisons to similar historic periods would be ineffectual due to the termination of operations resulting in no comparative data for the months of August and September 2007 in the reporting period.  As described below, following July 30, 2007, we terminated all business operations of the Company, and currently are evaluating options related to continuing operations in the context of the Company’s Chapter 11 bankruptcy case.

IDI Global, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

September 30, 2007

CONTENTS

Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	7

Unaudited Condensed Consolidated Statements of Cash Flows	8

Notes to the Unaudited Condensed Consolidated Financial Statements	10

IDIGlobal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
ASSETS
	September 30,	December 31,
	2007	2006
	(unaudited)
Current Assets
Cash	$357,012	$143,522
Accounts Receivable, net	-	31,092

Total Current Assets	357,012	174,614

Software Development and Equipment, Net	-	79,923

Other Assets
Restricted Cash	-	731,416

Total Other Assets	-	731,416

Total Assets	$357,012	$985,953

The balance sheet at December 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Current Liabilities
Accounts Payable	$819,999	$589,135
Accrued Expenses	918,920	1,138,542
Reserve for Refunds and Chargebacks	-	15,000
Derivatives	-	7,084
Notes Payable - Related Party	195,528	504,527
Notes Payable	1,750,000	1,750,000

Total Current Liabilities	3,684,447	4,004,288

Total Liabilities	3,684,447	4,004,288

Stockholders' Equity (Deficit)
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 19,160,174, Respectively	19,160	19,160
Additional Paid in Capital	7,053,268	6,744,268
Retained Earnings (Deficit)	(10,399,863)	(9,781,763)

Total Stockholders' Equity (Deficit)	(3,327,435)	(3,018,335)

Total Liabilities and Stockholders' Equity (Deficit)	$357,012	$985,953

The balance sheet at December 31, 2006 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements

IDIGlobal, Inc. and Subsidiaries

(Debtor-in-Possession)

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues, Net
Product Sales	$-	$-	$-	$-

Total Revenues	-	-	-	-

Cost of Sales
Product Costs	-	-	-	-

Total cost of sales	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
General & Administrative	381,344	30,521	781,773	74,447

Total Operating Expenses	381,344	30,521	781,773	74,447

Net Operating Income (Loss)	(381,344)	(30,521)	(781,773)	(74,447)

Other Income(Expense)
Gain on Valuation of Derivatives	7,084	-	7,084	(6,541)
Settlement and Other Income (Expense)	7,084	-	7,084	-

Total Other Income(Expense)	(374,260)	-	(774,689)	(6,541)

Income (Loss) Before Income Taxes	732,458	(30,521)	332,029	(80,988)

Discontinuing Operations
Loss from Discontinued Operations	(465,849)	(898,027)	(667,865)	(977,706)
Gain on Disposal of Discontinued Operations	824,454	-	824,454	-

Loss from Discontinued Operations	358,605	(898,027)	156,589	(977,706)

Net Income (Loss)	$(15,655)	$(928,548)	$(618,100)	$(1,058,694)

Net Income (Loss) Per Share: Continuing Operations	0.01	0.00	$0.02	$(0.01)
Discontinued Operations	$0.00	$(0.05)	$(0.04)	$(0.05)
Gain on Disposal of Discontinuing Operations	$(0.01)	$0.00	$(0.01)	$(0.00)
Net Income (Loss) Per Share	$(0.00)	$(0.05)	$(0.03)	$(0.06)
Weighted Average Shares Outstanding	19,160,174	19,160,174	19,160,174	19,160,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net (Loss)	$(618,100)	$(1,058,694)
Adjustments to Reconcile Net Loss to Net Cash
Provided (used) by Operations:
Depreciation & Amortization	21,750	58,713
Loss on Disposal of Subsidiary	(824,454)	-
Deposit	-	(3,195)
Change in Operating Assets and Liabilities:
Accounts Receivable	(36,251)	(73,511)
Other Receivable	-	(370)
Inventory	-	(6,300)
Increase (Decrease) in:
Accounts Payable	888,985	196,987
Accrued Expenses	307,793	12,909
Derivative Liability	(7,084)	6,542

Net Cash Provided(Used) by Operating Activities	(267,361)	(866,919)

Cash Flows from Investing Activities:
Subsidiary Cash upon Disposal of Subsidiary Equipment	(961,988)	-
Purchase of Software and Equipment	(8,048)	-
Proceeds from Disposal of Subsidiary	719,471	-

Net Cash Provided (Used) by Investing Activities	(250,656)	-

Cash Flows from Financing Activities:
Net Cash Provided (Used) by Financing Activities	-	-

Increase (Decrease) in Cash	(517,926)	(866,919)

Cash and Cash Equivalents at Beginning of Period	874,938	1,803,977

Cash and Cash Equivalents at End of Period	$357,012	$937,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries

(Debtor-in-Possession)

Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	For the Nine Months Ended
	September 30,
	2007	2006

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Conversion of accounts payable to note payable	26,915	-
Note Payable accounted as a conversion to paid in capital	$309,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

September 30, 2007

GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit substantially all footnotes to the consolidated financial statements for the nine months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Lawsuit filed by Internet Development, Inc. Against the IDI Debtors.  On February 6, 2007, Internet Development, Inc. filed a Complaint in the Bankruptcy Court against the IDI Debtors, seeking to impose a constructive trust on certain funds that are being held on behalf of the IDI Debtors in a trust account (the “Internet Development Suit”).  As described below, as part of the Company’s sale of Internet Development, Inc.’s stock, the Internet Development Suit has been dismissed.

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

Additional disclosure for the statements of cash flows for the period ending September 30, 2007:

Operating Activities:

Interest received on cash accumulated because of the Chapter 11 proceeding: $0.00.

Interest stayed to on note payable because of the Chapter 11 proceeding: $603,085.

Professional fees paid for services rendered in connection with the Chapter 11 proceeding: $398,007.

Investing Activities:

Proceeds from sale of “software and equipment” due to Chapter 11 proceeding: $0.00.

Financing Activities:

Principal payments on pre-petition debt authorized by court: $0.00.

IDI Global currently has no operating subsidiaries and is effectively administratively insolvent.  It is exploring its options as a debtor in possession, and at this time, anticipates filing a Chapter 11 plan that will incorporate a distribution of funds to creditors holding allowed claims resulting from the settlement of litigation and the liquidation of its assets, as well as from the litigation of existing claims and sale of remaining assets.   The Company is currently evaluating options related to continuing operations in the context of the Company’s Chapter 11 bankruptcy case.  There can be no guarantee that holders of common stock of the Company will be able to participate in or receive a benefit from any reorganization plan that may be submitted for confirmation, or that the series of common stock in the Company will remain if and when we emerge from bankruptcy.

As noted previously in this report, these results reflect one month of operations, July 2007, after which the stock of the Company’s primary operating subsidiary was sold.  Any comparison with historic periods should compensate for this event.

DISCONTINUED OPERATIONS

On August 1, 2007, the Company completed the sale of its stock holdings in Internet Development, Inc.  The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The assets of Internet Development, Inc. held for disposal consist of the following at:

September 30,
2007

Property and equipment, net	$-

Total Assets of Discontinued Operations	$-

The following is a summary of the results of the Company’s discontinued operations:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$434,356	$1,510,755	$3,107,489	$7,373,149
Cost of sales	(227,838)	(1,528,151)	(2,306,690)	(4,966,738)
General and administrative	(628,266)	(846,334)	(1,407,834)	(3,201,260)
Other income (expense)	(44,101)	(34,297)	(60,830)	(182,857)
Income taxes	-	-	-	-

Net (Loss) from
discontinued operations	$(465,849)	$(898,027)	$(667,865)	$(977,706)

RELATED PARTY TRANSACTIONS

As part of the disposal of Internet Development, Inc., a note payable in the amount of $309,000 owing to a significant shareholder/officer/director of the company, or entities related to him, was also included in the disposal.  This note payable totaling $309,000 was accounted for as a contribution to additional paid in capital and not included as part of the gain (loss) on disposal of the discontinued operations.

The disposal of Internet Development Inc. had no effect on the IDI Global note payable to Kevin Griffith for $195,528 or the deferred compensation of $826,335 to Kevin Griffith.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS

As presented in the quarterly submission of the company’s Quarterly Report on Form 10-QSB for the period ending June 30, 2007, IDI Global, Inc., has been involved in Chapter 11 Bankruptcy proceedings.   In connection with the bankruptcy proceedings, the Company has (a) sold the stock of Internet Development, Inc., one of its wholly-owned subsidiaries; and (b) sold the assets of IDI Small Business, Inc., another wholly-owned subsidiary as part of a global settlement of certain litigation.  Both of these sales were approved by the Bankruptcy Court as being in the best interests of the creditors of the Company.  As a result of these sales, the Company is not currently engaged in business operations, but rather is administering its Chapter 11 case and, as part thereof, considering all options related to the Company’s reorganization. The financial information presented herein reflects the results of operations for the month of July 2007 , and the administrative expenses of the Company’s Chapter 11 case through September, 2007.  Any comparisons of operations between the three-month period ending September 30, 2007, and historic performance of the Company in previous similar periods will be largely ineffectual due to the incongruence of the Company’s operations during the compared time periods

CRITICAL ACCOUNTING POLICIES

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

As noted above, the Company sold the stock of its primary operating subsidiary in July , 2007.  As such, the financial information and results presented represent one month of operations.  The Company is currently considering its reorganization options in its Chapter 11 case.

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

IDI Global currently has no operating subsidiaries and is effectively administratively insolvent.  It is exploring its options as a debtor in possession, and at this time, anticipates filing a Chapter 11 plan that will incorporate a distribution of funds to creditors holding allowed claims resulting from the settlement of litigation and the liquidation of its assets, as well as from the litigation of existing claims and sale of remaining assets.  The Company is currently evaluating options related to continuing operations in the context of the Company’s Chapter 11.  There can be no guarantee that holders of common stock of the Company will be able to participate in or receive a benefit from any reorganization plan that may be submitted for confirmation, or that the series of common stock in the Company will remain if and when we emerge from bankruptcy.

Liquidity and Capital Resources

We are currently able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances.  However, we are unable to satisfy our total current liabilities with cash on hand.  Also, we are dependent on the efforts of our subsidiaries and other third parties to increase sales and, thus, increase our cash balances.

Our revenues are primarily from product sales, Internet applications, and website hosting and training services.  As noted previously in this report, these revenues reflect one month of operations, July 2007, after which the stock of the Company’s primary operating and revenue generating subsidiary was sold.

Our monthly cash outflow is mostly related to general and administrative expenses.  Net cash provided (used) by operations for the 2007 nine-month period was $(267,361) compared to net cash by operating activities of $(866,919) for the 2006 nine-month period.  The increase in net cash provided by operations was mainly due to the writing off of a prepaid expense, intercompany payables and the disposal of Internet Development Inc.

Net cash provided by investing activities was $(250,565) for the 2007 nine-month period compared to $(0.00) for the 2006 nine-month period. This is mostly from the proceeds of the disposal of Subsidiary

Financing

Net cash provided by financing activities was $0.00 for the 2007 nine-month period compared to net cash provided by financing activities of $0.00 for the 2006 nine-month period.

Commitments and Contingent Liabilities

Our principal commitments consist of operating leases for office space in Orem, Utah, and repayment of the Credit Agreement and our total current liabilities.  The total monthly lease payment for the Orem office is $7,218.

As of March 30, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement. The interest for this was stayed by the bankrupt for April 2006 though September 2007.

At September 30, 2007, we had total current liabilities of $ 3,684,447, and had notes payable totaling $ 1,945,528, which included notes payable of $1,750,000 to SBI Brightline, and $195,528 in notes payable to Kevin R. Griffith, our CEO.

At September 30, 2007, our total current liabilities also included accrued expenses of $918,920, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $819,999 added to our total current liabilities.

Off-balance Sheet Arrangements - None

Results of Operations

The following discussions are based on the consolidated financial statements of IDI Global, and its subsidiaries: Internet Development, Sports Media, IDISB, and Chief Financial.  These discussions summarize our financial statements for the nine-month periods ended September 30, 2006 and 2007, and should be read in conjunction with the financial statements, and notes thereto, included with this report at Item I, Part I, above.

Summary Comparison of 2006 and 2007 Nine and Nine month Periods

	Nine months ended
	September 30, 2007	September 30, 2006

Total revenue	$-	$-

Total cost of sales	-	-

Gross profit	-	-

Total operating expenses	781,773	74,447

Net operating income (loss)	(781,773)	(74,447)

Total other income (expense)	7,084	(6,541)

Loss from Discontinued Operations	156,589	(977,706)
Total income tax Expense	-	-

Net income	$(618,100)	$(1,058,694)

Net earnings (loss) per share	$(0.03)	$(0.06)

Total revenues for the nine month period ended September 30, 2007, and for the nine month period ended September 30, 2006 was $0.00.

Cost of sales for the nine month period ended September 30, 2007 and for the nine month period ended September 30, 2006 was $0.00.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses increased to $781,773 for the nine-month period ended September 30, 2007, from $74,447 for nine-month period ended September 30, 2006. This increase was due, in part, to the closing of the SOHO sales floor and the disposal of Internet Development.

Total other income and expense for 2006 was related to derivatives on warrants for the SBI note and for the nine-month period ended September 30, 2007 we had other income of $7,084 also related to the same warrants.  We had a net loss of $(618,100) for the nine-month period ended September 30, 2007 as compared to a net loss of $(1,058,694) for the nine-month period ended September 30, 2006. This is mainly the result of the discontinued operations.  Net loss per share was $(0.03) per share for the nine-month period ended September 30, 2007 compared to $(0.06) net loss per share for the nine month period ended September 30, 2006.

The following chart and related discussions summarize our consolidated balance sheet for the years ended December 31, 2006, and the nine-month period ended September 30, 2007, and should be read in conjunction with the financial statements and notes to the financial statements.

Summary of Balance Sheet

	September 30,	December 31,
	2007	2006
	(Unaudited)

Cash	$357,012	$143,522

Total current assets	357,012	174,614

Total assets	$357,012	$985,953

Total current liabilities	3,684,447	4,004,288

Total liabilities	3,684,447	4,004,288

Retained earnings (deficit)	(10,399,863)	(9,781,763)

Total stockholders equity	$(3,327,435)	$(3,018,335)

We increased the total current assets at September 30, 2007, compared to the year ended December 31, 2006, due to more cash.

Total current liabilities and total liabilities decreased at September 30, 2007, compared to the year ended December 31, 2006, primarily due to discontinued operations of all subsidiaries.

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

Business operations ceased with the stock sale of Internet Development Inc.

As noted previously in this report, these results reflect one month of operations, July 2007, after which the stock of the Company’s primary operating subsidiary was sold.  Any comparison with historic periods should compensate for this event.

ITEM 3.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, Kevin Griffith, IDI Global’s Chief Executive Officer, and Steven Weatherly, a consultant performing certain services typically performed by a chief financial officer, have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Mr. Griffith and Mr. Weatherly concluded that our disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

IDI Global currently has no operating subsidiaries and is effectively administratively insolvent.  It is exploring its options as a debtor in possession, and at this time, anticipates filing a Chapter 11 plan that will incorporate a distribution of funds to creditors holding allowed claims resulting from the settlement of litigation and the liquidation of its assets, as well as from the litigation of existing claims and sale of remaining assets.  The Company is currently evaluating options related to continuing operations in the context of the Company’s Chapter 11.  There can be no guarantee that holders of common stock of the Company will be able to participate in or receive a benefit from any reorganization plan that may be submitted for confirmation, or that the series of common stock in the Company will remain if and when we emerge from bankruptcy.

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

ITEM 4.     OTHER INFORMATION

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

ITEM 5.     EXHIBITS

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

10.5

Stock Purchase Agreement by and between IDI Global, Inc., and Solution X International, Inc., dated as of June 6, 2007 (Incorporated by reference to exhibit 10.5 for Form 10-QSB, filed August 20, 2005).

31.1

Section 302 Certification

31.2

Section 302 Certification

32.1

Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDI GLOBAL, INC.

Date:

November 19, 2007

By:  /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date:

November 19, 2007

By: /s/ Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer