Form 10QSB/A
period 2007-09-30
IDI GLOBAL INC
filed 2007-11-20
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

The IDI Global Inc. 10-QSB was amended the following day after it was filed with the SEC to correct certain typographical errors which resulted in some footnote inaccuracies.  This required the company to file a 10-QSB/A on November 20, 2007 to correct the typographical errors.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

IDIGlobal, Inc. and Subsidiaries

(Debtor-in-Possession)

Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues, Net
Product Sales	$-	$-	$-	$-

Total Revenues	-	-	-	-

Cost of Sales
Product Costs	-	-	-	-

Total cost of sales	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
General & Administrative	381,344	30,521	781,773	74,447

Total Operating Expenses	381,344	30,521	781,773	74,447

Net Operating Income (Loss)	(381,344)	(30,521)	(781,773)	(74,447)

Other Income(Expense)
Gain on Valuation of Derivatives	7,084	-	7,084	(6,541)

Total Other Income(Expense)	7,084	-	7,084	(6,541)

Income (Loss) Before Income Taxes	(374,260)	(30,521)	(774,689)	(80,988)

Discontinuing Operations
Loss from Discontinued Operations	(465,849)	(898,027)	(667,865)	(977,706)
Gain on Disposal of Discontinued Operations	824,454	-	824,454	-

Loss from Discontinued Operations	358,605	(898,027)	156,589	(977,706)

Net Income (Loss)	$(15,655)	$(928,548)	$(618,100)	$(1,058,694)

Net Income (Loss) Per Share: Continuing Operations	0.01	0.00	$0.02	$(0.01)
Discontinued Operations	$0.00	$(0.05)	$(0.04)	$(0.05)
Gain on Disposal of Discontinuing Operations	$(0.01)	$0.00	$(0.01)	$(0.00)
Net Income (Loss) Per Share	$(0.00)	$(0.05)	$(0.03)	$(0.06)
Weighted Average Shares Outstanding	19,160,174	19,160,174	19,160,174	19,160,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDIGlobal, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net (Loss)	$(618,100)	$(1,058,694)
Adjustments to Reconcile Net Loss to Net Cash
Provided (used) by Operations:
Depreciation & Amortization	21,750	58,713
Gain on Disposal of Subsidiary	(824,454)	-
Deposit	-	(3,195)
Change in Operating Assets and Liabilities:
Accounts Receivable	(36,251)	(73,511)
Other Receivable	-	(370)
Inventory	-	(6,300)
Increase (Decrease) in:
Accounts Payable	888,985	196,987
Accrued Expenses	307,793	12,909
Derivative Liability	(7,084)	6,542

Net Cash Provided(Used) by Operating Activities	(267,361)	(866,919)

Cash Flows from Investing Activities:
Subsidiary Cash upon Disposal of Subsidiary Equipment	(961,988)	-
Purchase of Software and Equipment	(8,048)	-
Proceeds from Disposal of Subsidiary	719,471	-

Net Cash Provided (Used) by Investing Activities	(250,656)	-

Cash Flows from Financing Activities:
Net Cash Provided (Used) by Financing Activities	-	-

Increase (Decrease) in Cash	(517,926)	(866,919)

Cash and Cash Equivalents at Beginning of Period	874,938	1,803,977

Cash and Cash Equivalents at End of Period	$357,012	$937,058

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

November 20, 2007

By:  /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date:

November 20, 2007

By: /s/ Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer