Form 10KSB
period 2007-12-31
IDI GLOBAL INC
filed 2008-05-02
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30245

IDI Global, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0617040
(State of incorporation)	(I.R.S. Employer Identification No.)

3520 North University Ave, Suite 300, Provo, Utah	84604
(Address of principal executive offices)	(Zip code)

Issuer's telephone number, including area code: (801) 224-4444

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

Yes ☐   No ☒

State issuer's revenue for its most recent fiscal year: $3,107,489.00

As of April 28, 2008, the registrant had 19,160,174 shares of common stock outstanding. The aggregate market value of the 19,037,834 shares of voting stock held by non-affiliates as of that date was approximately $190,378.

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

IDI Global operated as a holding company, and its business operations were conducted through its subsidiaries.  These operations were primarily conducted by its subsidiaries Internet Development, Inc. (“Internet Development”), IDI Small Business, Inc. (“IDI Small Business”) and a sub-subsidiary, Professional Consulting Services, Inc. (“PCS”) (which is a subsidiary of IDI Global’s subsidiary, Chief Financial, Inc. (“Chief”)).

Internet Development operated a call center located in Orem, Utah.  It offered web development services and software, web hosting services, and related support.

IDI Small Business and PCS were involved with the operation of a call center located in St. George, Utah, which is discussed in greater detail below, has been sold in a sale that closed in March, 2007.

IDI Global’s remaining subsidiaries, Chief and Sports Media, Inc., have not conducted operations during this reporting period.  Its 2005 agreements to acquire IDI Technology, Inc., has been voided by the parties.

On April 17, 2006, IDI Global, Inc., as well as IDI Small Business, Chief , and PCS(the “Debtors”), filed for petitions of relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”), and their cases continue to be jointly administered.

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue as Debtors-in possession.  These claims are reflected in the December 31, 2007, balance sheet as “liabilities subject to compromise”. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date as a result of the determination by the Bankruptcy Court of allowed claims for contingencies and other disputed amounts.  The Debtors anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

Although the Company has endeavored to maximize its value for the benefit of creditors and shareholders in its Chapter 11 case, as of the date of this report, it was unknown whether the Company would be able to continue as a going concern.  As of the date of this report, the Company has sold its stock in Internet Development and it is entertaining offers from third parties for a potential merger and was working to formulate a plan of reorganization, which will include its divestment of certain assets.  However, there can be no guarantee that the Company's negotiations will be successful or will enable the Company to continue as a going concern.

On February 12, 2007, the "exclusivity period" for the IDI Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the Debtors, may file a plan of reorganization in the Debtors' Chapter 11 Cases.

OUR BUSINESS

IDI Global is a holding company which previously operated its business through its wholly owned subsidiaries.  As of the date of this report, none of the subsidiaaies currently operate.  IDI Global’s interest in Internet Development was sold pursuant to an agreement that has been approved by the Bankruptcy Court in IDI Global’s Chapter 11 case.  IDI Small Business and PCS were involved with a call center located in St. George, Utah, which has now been sold pursuant to an agreement that has been approved by the Bankruptcy Court in the Chapter 11 case.

Prior to IDI Global’s sale of Internet Development’s stock, Internet Development operated as IDI Global’s subsidiary, offering web development services and software, web hosting services, and related support.  It provided websites and related tools for large and small vertical businesses with a network of affiliates, allowing for communication, marketing, e-commerce and business management online.  On August 1, 2007, the Bankruptcy Court entered an Order approving the Company’s sale of its stock in its wholly owned subsidiary, Internet Development, to Solution X, International, Inc.  The Company received $40,000 from this transaction, as well as the dismisall of certain litigation that Internet Development had filed against certain of the Debtors, including the Company, and Internet Development’s waiver of over $500,000 in claims against the Debtors.

Chief was originally acquired by IDI Global to provide administrative support to our sales centers, as well as trending reports, sales tracking, lead generation and new lead source opportunities.  It has not operated as an entity since April 2006.

Sports Media sold advertising and marketing programs for media companies.  It has not operated since April 2006.

IDI Small Business managed our direct marketing operations at a call center located in St. George, Utah (the “St. George Call Center”).  Related, PCS, a wholly owned subsidiary of Chief, sold add-on services and products to customers and other lead suppliers through the St. George Call Center.  These products were focused on the small office and home office marketplace and included self-replicating web site tools, individual web sites, e-commerce solutions, and coaching and training services for small office/home office customers.  Disputes related to the ownership and operation of the St. George Call Center arose between the Compan and HG Marketing, Inc. and Mentoring of America, LLC (the “Mentoring Parties”) which was a factor contirbuting to the Company filing its Chapter 11 case.  Pursuant to a sale and settlement agreement approved by the Bankruptcy Court, the St. George Call Center has been sold to a third part, and neither IDI Small business or PCS continue to have operations.

IDI Technology provided Internet-based lead generation offerings aimed at producing monthly residual income.   The Company’s acquisition of this entity has not been consummated.

INTERNET DEVELOPMENT INC.

Prior to the Company’s sale of Internet Development’s stock, Internet Development designed, developed and marketed user-friendly, web-based software applications and development tools on an integrated service platform. It also provided in-house servers and management to host all of its software applications and provide maintenance & support and security for its clients.  Internet Development’s software products allowed both large organizations comprised of a substantial network of affiliates within specific vertical markets, as well as small stand-alone businesses, to exploit the full capabilities of the Internet as a communications, information management, marketing, and e-commerce platform.  Internet Development’s applications and tools enabled vertical organizations to deploy, integrate, interact with, and centrally administer large networks of e-commerce enabled affiliate web sites.  Internet Development received notice in early 2007 that one of its significant clients, Internet Services Corporation, planned to transition away from the ARRAY software and will not remain a client.

Internet Development also had an in-house sales call center located in Orem, Utah that marketed and sold a variety of small business packages, including the QuickSite Builder, coaching programs, and other products and services, to a variety of internal and third-party lead sources within the small office / home office sector.  As of October 2006, the sales call center was no longer operational due to cash flow and management challenges.

On August 1, 2007, the Bankruptcy Court entered an Order approving the Company’s sale of its stock in Internet Development, to Solution X, International, Inc.  The Company received $40,000 from this transaction, as well as the dismissal of certain litigation that Internet Development had filed against certain of the Debtors, including the Company, and Internet Development’s waiger of over $500,000 in claims against the Debtors.  Given the financial challenges faced by Internet Development described above, the Bankrutcy Court determined that the Company’s sale of its stock was in the best interest of the Company and its creditors.

Products

QuickSite Builder

The QuickSite Builder was a completely browser-based, point-and-click website builder technology for the Internet.  QuickSite Builder allowed a user without any programming knowledge to build a functional, e-commerce-enabled website in a short time. QuickSite Builder provided small businesses with access to an application service platform that is sophisticated, functional and versatile, as well as affordable.  Available features include auto-responders, counters, banners, search engine site registration, online shopping mall presence, shopping cart, merchant account, secure online ordering and transaction processing, e-mail, incentive sweepstakes giveaways, and customer demographic proofing.  Internet Development normally bundled QuickSite Builder with a business education course that was designed to help small business owners make optimal use of e-commerce and Internet Development’s web technology.

QuickSite Builder was targeted at small businesses and the small office / home office entrepreneurs who wish to establish an online business presence quickly, easily, and cost-effectively.  Internet Development acquired new customers through qualified third-party leads based on lists of individuals who have previously purchased business education products or services through “infomercials” or other direct sales channels.

Odyssey Billing System

Odyssey was a distributed electronic billing system.  It handled both credit card and ACH electronic check transactions. Because Odyssey could authorize against multiple card processors, it could handle the needs of merchant accounts from a variety of sources.  Odyssey could also perform one-time transactions, or be set to charge credit cards on a regular, recurring basis without intervention.

Odyssey's main attraction came from its Service Oriented Architecture, which enabled it to plug in to a variety of e-commerce solutions without reprogramming.  Because of this architecture, Odyssey could securely integrate with third party applications running in remote data centers. This allowed Odyssey to be used as the "plug in" billing system for both in-house projects and external clients.

ARRAY

ARRAY was a website solution for network marketing and direct sales companies, as well as other vertical industries, such as the insurance industry, or any organization that had a network of affiliates or members and desires communication, marketing, and/or e-commerce functionality.  It was an integrated suite of web applications and business development tools that provided a customizable, database-driven virtual intranet/extranet and e-commerce solution for any vertical enterprise with a network of affiliates. ARRAY enabled organizations to deploy, integrate, interact with and centrally administer a large network of e-commerce enabled affiliate websites, while maintaining a consistent, unified brand image for the organization as a whole.  Using ARRAY, a network of distributed affiliate websites could be rapidly and inexpensively deployed, interconnected and e-commerce enabled.  ARRAY provided the corporate parent and each affiliate with a unique, personalized, and highly functional e-commerce website.  The parent company avoided having to invest heavily in the development of an entire Internet division and web-enabling technology because ARRAY was an outsourced and hosted application platform.  In addition, because ARRAY was built on a flexible, scalable and customizable platform capable of integrating with other applications and services, the platform could readily accommodate any organization's custom requirements as well as new features that the organization may have wanted to add in the future.

ARRAY was designed to provide each affiliate of the parent organization with the ability to create and maintain a unique business presence with simple point-and-click technology.  At the same time, ARRAY allowed the parent organization (1) to project a consistent brand on the Internet; and (2) to maintain complete umbrella control through a database-driven feature called the Administrative Office.  The Administrative Office could incorporate sophisticated tools for publishing, monitoring and controlling content on affiliate websites, analyzing statistics, delivering intelligent advertising, communicating with all affiliates, and evaluating critical data.  The system has the ability to interface with multiple databases to access, extract, or download information from anywhere in the world, and ties in seamlessly with genealogy databases and commission systems in place within the organization.

For the affiliate, ARRAY represented a flexible and easy-to-use productivity solution permitting initial setup and updates to a website without requiring the user to have computer programming knowledge.  It provided the following features to the affiliate user:

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

•

Publishing of product catalogues

•

Proprietary, sophisticated email and email marketing campaigns

•

Access to relevant database information

ARRAY's Site Manager tool allowed each distributor to administer his or her website in a unique fashion, enjoying the ability to update news and events, welcome messages, announcements, and product displays, as well as to choose among numerous professionally designed layouts and colors that are all pre-approved by the parent company and that exude the appropriate look and feel of the corporate entity.  The site also contained an area that allows the distributor to post messages and communicate with his or her organization or up-line.

Markets

ARRAY has been marketed primarily to the United States direct sales industry.  Direct sales organizations benefited greatly from the capabilities of the Internet, and many took advantage of the ARRAY technology to effectively do so.  The industry required an affordable, integrated web-based solution that allowed (1) parent corporations to interact with a vast network of independent distributors and (2) independent distributors in turn to interact with their own sponsors, down-lines, recruits and customers.  Additionally, these organizations required control over the content that was delivered via the Internet by distributors, regulatory compliance, corporate image, and public relations, which ARRAY allowed them to accomplish.

The complex, hierarchal direct sales industry was ideally suited to exploiting the Internet for communications, commerce, and community.  Direct sales organizations required a comprehensive web-based solution that (1) offered a professional yet quick, easy, and affordable online presence to the individual distributors (who are typically sole proprietors working out of a home office) and (2) delivered low-cost, user-friendly organizational management, distribution, marketing, communications, personal productivity, back-office, and online retail sales tools to increase productivity and sales.  We believe that ARRAY satisfied the needs of this market niche.

Distribution

Internet Development relied on the marketing expertise and contracts of its own in-house sales force as well as third-party resellers for marketing and distribution.  Internet Development forged strategic relationships, based on revenue sharing arrangements and joint product development initiatives, with leading network marketers and clients in vertical markets.  Internet Development also worked with several leading developers of specialized database programs and back office software applications for direct sales companies to integrate their products into ARRAY at a future date.

Internet Development focused its initial marketing efforts on the parent companies and principal lines of sponsorship of leading direct sales companies.  By so doing, Internet Development was  able to harness the existing internal marketing infrastructure of these organizations to promote its products down the line to millions of independent distributors.  Direct sales companies are by nature efficient marketing organizations, with a revenue model predicated on the parent selling products to independent distributors, who in turn recruit and sell products to their own network of distributors.

Internet Development's marketing strategywas to encourage this existing sales network to promote its ARRAY product to the independent distributors by establishing ARRAY not only as a cost saving measure, but also as a profit center for the parent company.  Internet Development provided the full ARRAY technology in its ARRAY Express model to a new client often at no cost up front for basic development and setup.  In exchange, the new client commited to incorporate ARRAY into its monthly auto-ship package or other similar program, at a reduced cost to the end-user, or to market the product aggressively to its organization and user base.  The corporate parent was paid a recurring monthly commission for each distributor who signs up for a personal website.  The parent was thus encouraged to endorse and actively promote the product to the sales organization.  Recurring revenues were created by providing independent affiliates with their own e-commerce-enabled web sites for a monthly hosting fee.  Value-added services were offered and available to the affiliate end users for a small additional monthly fee.  Also, distributors who refer the product to other distributors may be given a discount off their own monthly hosting fee.

ARRAY was utilized by several large direct sales companies, including such industry leaders as New Vision, Tupperware, and Avon.  Independent distributors were using the product at an average price of $10 per month. Exclusive contracts normally prohibited these companies from working with another developer for the same applications and services.

Customers of Internet Development’s various products and services were obtained through an in-house sales & marketing operation that had participation at trade shows, conferences, and corporate-sponsored events, as well as through the networking of strategic partners that recommended the services

Competition

At the time of the Company’s sale of its stock in Internet Development and for some time prior to the sale, there were  numerous other self-replicating web site solutions available on the market. ARRAY competed primarily with custom, proprietary enterprise solutions usually developed internally or outsourced to similar vendors by a prospective company.  These proprietary solutions were often more expensive and difficult to implement and maintain.  Internet Development’s competitors included companies that provided online marketing services and developed distributed e-commerce enabled web networks with centralized administrative functions.  The companies targeted a wide range of professional organizations, while Internet Development was more focused and specialized on specific markets, such as the direct sales industry.

To a lesser extent, ARRAY selectively competed in certain of its specific applications with web site publishing companies, integrated business applications providers, publishers of web-authoring and content management software, and Internet infrastructure software developers.

Principal Suppliers

Internet Development’s software was developed in-house, and did not depend on outside suppliers for any significant portions of its software offering.  IDI's production servers, which provided service for customers, were co-located at a local facility ("FiberNet"). Internet connectivity and data backup relied on FiberNet and could be adversely affected by errors on FiberNet's part.  Internet Development used computer manufacturers for its hardware needs, but did not rely on a specific manufacturer.

Major Clients

At one time, Internet Development’s major clients included Avon, New Vision, Internet Services Corporation (“ICS”) and Visalus Sciences.  Internet Development received notice in early 2007 that ICS planned to transition away from the ARRAY software and would not remain a client.

Intellectual Property

Internet Development internally developed all of its own proprietary source code for its applications. To the best of our knowledge, ARRAY's corporate Administrative Office, with its umbrella control and processing capabilities, was unique to a large degree.  Internet Development had exclusive agreements with each ARRAY client to provide technology for their e-commerce and individual web site needs.

Employees

Prior to IDI Global’s sale of Internet Development’s stock, Internet Development employed 20-30 full-time employees. These employees were not covered by any collective bargaining agreement.

RISK FACTORS

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

PLEASE NOTE: In connection with the bankruptcy proceedings discussed above, the Company has (a) sold the stock of Internet Development, Inc., one of its wholly-owned subsidiaries; and (b) sold the assets of IDI Small Business, Inc., another wholly-owned subsidiary as part of a global settlement of certain litigation.  Both of these sales were approved by the Bankruptcy Court as being in the best interests of the creditors of the Company.  As a result of these sales, the Company is not currently engaged in business operations, but rather is administering its Chapter 11 case and, as part thereof, considering all options related to the Company’s reorganization.

RISKS RELATED TO OUR BUSINESS

There can be no guarantee that we will be able to emerge from our bankruptcy proceedings or be successful in finding a merger partner that will enable us to continue as a going concern.

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

The Company’s success will depend upon its ability to merge with another entity, and propose and confirm a plan of reorganization in its Chapter 11 case.  Currently, the Company is evaluated its options in this regard.

ITEM 2.

DESCRIPTION OF PROPERTY

Our operations were headquartered in a 6,350 square foot facility located in the Stratford Park business complex in Orem, Utah pursuant to a lease.  On December 31, 2007 this month to month lease was terminated.  Because there are no operations for IDI Global there is no need for office space.  One of our officers is allowing us to use his office as our mailing address.

ITEM 3.

LEGAL PROCEEDINGS

1.

PREPETITION LITIGATION AGAINST THE DEBTORS

All legal proceedings that existed as of April 17, 2006 against the Company or any of the Debtor subsidiaries has been stayed as a result of the filing of the Chpater 11 petition.  These actions include the following:

a.

In March 2005, two former employees, Ryan Romero and Jeremy Hall, filed suit against IDI Global in the 4 th Judicial District Court, Provo Department, State of Utah.  The suit alleges that Romero and Hall are entitled to options that were allegedly promised to them in connection with the termination of their employment. We filed our answer and discovery is proceeding. We deny these allegations, and intend to defend vigorously against this suit.

b.

On April 1, 2004, Ascendiant Capital Group, LLC, filed a complaint against IDI Global in the Superior Court of the State of California for the County of Orange - Central Justice Center.  The complaint alleges that IDI Global breached a consulting agreement with Ascendiant Capital Group, and that Ascendiant Capital Group is entitled to damages in excess of $25,000.  We intend to defend against the claims, and on May 11, 2004, we filed a cross-complaint alleging breach of contract by Ascendiant Capital Group.  This case was stayed prior to the filing of the Company’s Chapter 11 case pending the outcome of the Mercator litigation discussed below.  Ascendiant has failed to file a timely proof of claim in IDI Global in its Chapter 11 case and, therefore, its claim is not allowable in the bankruptcy case.

c.

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

d.

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

e.

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

f.

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

2.

LITIGATION AGAINST INTERNET DEVELOPMENT

The following action, as well as item f above, were filed against Internet Development.  As a result the Company’s sale of Internet Development’s stock, the Company has been released for any potential liability related to these actions.

On June 24, 2004, Independent Marketing, Inc. filed a lawsuit in the Third Disctrict Court for Salt Lake County, State of Utah, against Internet Development.  The allegations in the suit relate to the alleged hiring of three employees who were bound by a non-competition agreement with Independent Marketing, Inc.  However, we believe the three employees were not hired by Internet Development, Inc., and intend to vigorously defend this suit.  Due to the Company’s sale of Internet Development’s stock.

3.

POSTPETITION LITIGATION RELATED TO THE DEBTORS

As part of the Debtors’ Chapter 11 cases, the following litigation occurred:

a.

HG Marketing, Inc., and Mentoring of America, Inc., vs. IDI Global, Inc., IDI Small Business, Inc., and Kevin Griffith, District Court, Clark County, Nevada, Case No. A518002.  Plaintiffs HG Marketing and Mentoring of America filed this lawsuit claiming breach of contract, conversion, fraud, and constructive trust.  The lawsuit relates to the asset purchase agreement between the parties relating to the call center located in St. George, Utah.   This action has been settled pursuant to An Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with the Mentoring Parties.  The Settlement and Sale Agreement, which has been approved by the Bankruptcy Court, provides for the global resolution ofall litigation between these Debtors and the Mentoring Parties and the resolution of disputes and the sale of rights of the Debtors in a call center located in St. George, Utah (the “St. George Call Center”).  Pursuant to the Settlement and Sale Agreement, the Mentoring Parties paid the IDI Debtors $508,909.10, in addition to other funds previously paid, in settlement of disputes between the parties and for the purchase of the St. George Call Center.

b.

Internet Development v. IDI Global, et al.  This has been dismissed as a result of the Company’s sale of its Internet Development stock.

c.

Unsecured Creditors Committee v. ABD Development et al.  In March of 2006, IDI Global or one of its affiliates transferred $597,000 to ABD Development or one of its affiliates to develop an infomercial to use to generate leads to be used on the sales and marketing floor of the St. Geroge Call Center.  IDI Global understood that these funds would be used by ABD to develop an infomercial, and the remainder of the funds were to be used to pay for the testing and tuning and the eventual medial time to run the infomercial on television stations throughout the country.  Is was anticipated that the leads to be generated by the infomercial would replace the leads that Mentoring of America, LLC threatened to pull from the St. George Call Center floor by no later than July 2006. ABD continually delated the creation of the infomercial, and eventually IDI Global was informed that ABD had run out of money, and would not test the infomercial.  In addition, ABD sent invoices to IDI Global many months after services had been rendered indicating that IDI Global in fact owed ABD an additional $83,400.  The invoices are not representative of what was contracted to be accomplished.  At the request of IDI Global, the Banktrutcy Court authorized the Committee of Unsecured Creditors appointed in its Chapter 11 case to commence legal agtion against ABD and its affilites to attempt to recover the money transferred to it.  On April 16, 2008, the Committee commenced an action against ABD and others, including the Company’s former subsidiary, Internet Development.  IDI Global will cooperate in that litigation.  As part of any such action, it is anticipated that the $83,400 claim asserted by ABD will be disputed in full.

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

On February 12, 2007, the "exclusivity period" for the Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the Debtors, may file a plan of reorganization in the Debtors' Chapter 11 Cases.

On February 2, 2007, the Bankruptcy Court entered an order authorizing certain expenses of IDI Global, Chief, and PCS to be paid from funds held by IDI Small Business.  Prior to this time, and as authorized by the Bankruptcy Court, most expenses of the Debtors were being paid with funds provided by Internet Development.  In October 2006, however, with the loss of the sales call center, Internet Development informed the Debtors that it would no longer have funds to pay any expenses or charges related to the Debtors and Bankruptcy proceedings.  IDI Global has now sold the stock of Internet Development

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 We did not submit any matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

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

Year	Quarter Ended	High Bid	Low Bid

2006	March 31	$0.51	$0.44
	June 30	0.37	0.33
	September 30	0.25	0.23
	December 31	0.05	0.05

2007	March 31	0.008	0.008
	June 30	0.007	0.007
	September 30	0.007	0.007
	December 31	0.005	0.005

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

Holders

As of April 28, 2008, we had approximately 100 stockholders of record.

Dividends

We have not paid cash or stock dividends and have no present plan to pay any dividends.  Instead, we intend to retain any earnings to finance the operation and expansion of our business.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold by us during the past two fiscal years without registration.

On July 28, 2005, the Company entered into an Asset Purchase Agreement with Hire Solutions, LLC (“Hire”) for all related assets, products, and training services in an all-stock transaction. The Company agreed to issue 294,118 shares of its common stock (representing a purchase price amount of $100,000), and to place such shares into escrow. The Company also granted to Hire a put, in connection with which Hire could put the shares back to the Company in exchange for the purchase price to be paid in cash. Pursuant to the Asset Purchase Agreement, if Hire exercises its put, the Company is not required to pay the purchase price in cash until the sales channel purchased has generated net income of at least $100,000. On October 18, 2005, Hire exercised the put. However, because as of the date of this report the sale channel had not yet generated at least $100,000 in net income, the Company was not yet required to pay the purchase price in cash.  The Company relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act and regulations promulgated thereunder in connection with the issuance of the securities.  On December 30, 2005, the Hire Solutions LLC assets that were purchase by IDI Small Business were incorporated into a new subsidiary company called Worldwide Recruiting Solutions Inc., a Nevada Corporation.  Business circumstances have not allowed this transaction to be fulfilled, and the agreement has never been executed.

On January 14, 2005, IDI Global and IDI Small Business entered into an Asset Purchase Agreement with Mentoring of America, a Utah limited liability company, and HG Marketing, Inc., a Nevada corporation. Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing. IDI Small Business granted warrants to purchase up to 2,500,000 shares of IDI Global common stock and agreed to issue and place 4,356,436 shares of IDI Global common stock into an escrow.  The warrants become exercisable between 2008 and 2012 at exercise prices that escalate annually from $0.80 to $1.80.  The 4,356,436 shares of IDI Global common stock held in escrow will be released to Mentoring of America based upon performance of the sales and marketing operation over the first two years of operations.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. As agreed, based on the required performance of the sales and marketing operation during 2005, 1,529,547 of the 4,356,436 common shares held in escrow were delivered to Mentoring of America via certificate on March 17, 2006, to fulfill the first portion of the agreement.  The remaining 2,826,889 shares will remain in escrow  There has been a settlement agreement signed with Mentoring on April 11, 2007 and the shares will be returned to the treasury and all warrants will be canceled.

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

On January 16, 2004, we issued an aggregate of 1,000,000 common shares valued at $1,500,000 to acquire Chief.  We relied on an exemption from the registration requirements of the Securities Act for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

On December 1, 2005, IDI Global Inc. agreed to transfer 250,000 shares of its restricted common stock (the “ Shares ”) of IDI Global, Inc., at the closing of the acquisition of Circle Tree by IDI Technology, as described in Item 8B in “Other Information” below.  The parties agreed that if the Shares were not worth one dollar ($1.00) per share by December 31, 2006, then IDI Global Inc. shall pay to Circle Tree Media (or Riley, if Circle Tree Media no longer exists) a “ True-Up Payment ,” as that term is defined herein.  For purposes of determining the value of the Shares at December 31, 2006, the parties were to examine the publicly reported share price of the IDI Global Inc. common stock over the last 60 trading days of 2006; if the closing share price equaled or exceeded one dollar ($1.00) on any day over that period of time, then the Shares were deemed to be worth one dollar ($1.00), and IDI Global was not obligated to make the True-Up Payment.  The True-Up Payment was equal to $250,000 less 250,000 multiplied by the highest trading price of the Shares over the last 60 days of 2006, to be paid in restricted common stock to Circle Tree.  Business circumstances and Chapter 11 Bankruptcy proceedings have not allowed this transaction to be fulfilled, and the agreement has been voided by the Parties.

Issuer Purchase of Securities

None.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes.  Critical accounting policies are defined as those which are most important to the portrayal of the financial condition and results of operations and which also require a company to make it’s most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information as of the date of this report available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Metrics: While operating as an internet retailer, we considered growth in revenue to be a key indicator of our overall financial performance. We examined our revenue by using several key metrics, including: overall change in net sales; gross margin percent; gross profit; and operating income.

Reserves:  Reserves are no longer held by the Company due to lack of operations.  When maintained, the reserve for refunds and chargebacks was maintained at a level that, in management’s judgment, was sufficient to absorb any anticipated refunds or chargebacks as of the balance sheet date. The reserve was not specifically associated with individual sales transactions, but was a general reserve set aside to accommodate any future refunds or disputed transactions with an original transaction date prior to December 31, 2004.  We reviewed the appropriateness of the reserve quarterly and have developed a methodology for projecting the needed reserve that was based on our historical refund and chargeback data.

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

Executive Overview

IDI Global is a holding company which previously operated through its wholly owned subsidiary, Internet Development.  Internet Development offered web development services and software, web hosting services, and related support.  It provided websites and related tools for large and small vertical businesses with a network of affiliates, allowing for communication, marketing, e-commerce and business management online.  As of July 31, 2007, Internet Development was sold.  There were no more operations for Internet Development after that date.

On April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, filed for Chapter 11 bankruptcy protection under Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  Although the Company has endeavored to maximize its value for the benefit of creditors and shareholders, as of the date of this report, it was unknown whether the Company would be able to continue as a going concern.  As of the date of this report, the Company was entertaining offers from third parties for a potential merger and was working to formulate a plan of reorganization, which will include its divestment of certain assets.  However, there can be no guarantee that the Company's negotiations will be successful or will enable the Company to continue as a going concern.  On February 12, 2007, the “exclusivity period” for the Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the Debtors, may file a plan of reorganization in the Debtors’ Chapter 11 Cases.

For the year ended December 31, 2007, we recorded total revenues on a consolidated basis of $3,107,489, compared to total revenues of $7,999,860 for the year ended December 31, 2006.  We recorded net loss of $(1,253,146) for 2007 compared to net income (loss) of $(1,499,577) for 2006. The 2007 loss was due to loss of certain contracts and the winding down of certain operations.

LIQUIDITY AND CAPITAL RESOURCES

During 2007, we were able to support our recurring day-to-day cash operating expenses with recurring cash inflows and existing cash balances, at least through July 31, 2007.  As noted above, in July 2007, Internet Development, our last operating subsidiary, was sold, and from that time, we had no operations.

Our revenues during 2007 were primarily from product sales, Internet applications, and web-site hosting and training services.

Our monthly cash outflow was primarily related to cost of sales and general and administrative expenses.  Net cash provided by operations for the 2007 twelve-month period was $(930,222), compared to net cash used by operating activities of $(919,429) for the 2006 twelve-month period.

In 2005, we recognized impairment on our goodwill on the following investments:  Sports Media had $1.5 million in impairment recognized, which is equal to 100% of the investment.  This determination was made after testing the goodwill for 2006.  HG Marketing had $1.8 million in impairment recognized and Chief Financial had $1.1 million in impairment recognized.  This is due to a lack of payment on a management contract with Mentoring of America.  Mentoring of America agreed in the contract to manage both sales floors and provide $150,000 per month to IDI Small Business.  However, since January of 2006, we have not received the minimum amount from the contract.  New Connexions was impaired by $151,200 in investment and written off to bad debt in the amount of $1,101,825.  This is due to a lack of payment since March 2005, when the first payment was due.  This company has also refused to provide financial information.  These impairments and bad debts were contributing factor to the loss and net cash by operations.  In March 2007 we received $508,909.10 from HG Marketing.  We haven’t received anything from Chief Financial or Sports Media.

Net cash provided by investing activities was $369,452 for year ended December 31, 2007, compared to $(9,610) for the year ended December 31, 2006.

Financing

For the year ended December 31, 2006, net cash provided by financing activities was $0.00 compared to net cash provided by financing activities of $0.00 for the year ended December 31, 2007.   The following statements below describe the financing events during 2006 and 2007.

On December 24, 2004, we entered into a Term Credit Agreement (the Credit Agreement) with Hong Kong League Central Credit Union and SBI Advisors, LLC (SBI Advisors).  Under this Credit Agreement, we received a loan in the principal amount of $1,750,000 and paid interest of 2.0% per month.  We were negotiating an extension or other arrangement regarding this Credit Agreement prior to entering in chapter 11 bankruptcy.  In light of the bankruptcy case, SBI advisors holds an unsecured claim in this case.

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

We used the proceeds from this Credit Agreement to acquire the St. George Call Center.  Specifically, on January 14, 2005, IDI Global and IDI Small Business entered into an Asset Purchase Agreement with The Mentoring Parties.  Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing.  IDI Small Business assumed certain liabilities of the sales and marketing operation, paid $1,800,000 cash, granted warrants to purchase up to 2,500,000 shares of IDI Global common stock and agreed to issue and place 4,356,436 shares of IDI Global common stock into an escrow.  The warrants became exercisable between 2008 and 2012 at exercise prices that escalate annually from $0.80 to $1.80. The 4,356,436 shares of IDI Global common stock were to be held in escrow will be released to Mentoring of America based upon performance of the sales and marketing operation over the first two years of operations.  As described above in “Legal Proceedings”, we were involved in litigation with the Mentoring Parties, with respect to the Asset Purchase Agreement.  The Bankruptcy Court approved a sale and settlement agreement, providing for the sale of the St. George Call Center to the Mentoring Parties and the dismissal of all litigation by and between the parties.

COMMITMENTS AND CONTINGENT LIABILITIES

Our principle commitments consisted of operating leases for office space in Orem, Utah, and repayment of the Credit Agreement and our total current liabilities.  The total monthly lease payment for the Orem office was $7,218. This lease was terminated December 31, 2007 and because the Company currently has no operations there is no need for office space.  One of our officers is lettering us use his office as our mailing address.

As of March 30, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement.  The accrual of interest for this debt was stayed by the bankrupt for April though December, 2007, and as a result of the bankruptcy, this interest is not an allowable claim against the Company.

At December 31, 2007, we had total current liabilities of $4,143,872 which included notes payable of $1,750,000 to SBI Brightline, a third party, and $195,527 in notes payable to Kevin R. Griffith, our CEO.

At December 31, 2007, our total current liabilities also included accrued expenses of $1,168,223, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $1,030,122 added to our total current liabilities.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2006 and 2007

The following discussions are based on the audited consolidated financial statements of IDI Global, Internet Development, Sports Media, and Chief Financial.  These charts and discussions summarize our financial statements for the years ended December 31, 2006 and 2007, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-6.

As discussed above, in July 2007, the Company sold its last operating subsidiary, and from that time through the end of 2007 and through the date of this Report, the Company did not have operations. All operations of internet development are included in disposed operations.

Summary Comparison of years ended December 31, 2006 and 2007

	Twelve months	Twelve months
	ended	Ended
	Dec. 31, 2006	Dec. 31, 2007

Total revenues	$7,999,860	$3,107,489

Total cost of sales	4,476,549	2,306,690

Gross profit	3,523,311	800,799

Total operating expenses	4,905,505	1,987,118

Net operating income (loss)	(1,382,194)	(1,253,146)

Total other income (expense)	(117,383)	7,084

Total income tax expense	0.00	0.00

Net income	(1,499,577)	(1,253,146)

Net earnings (loss) per share	$(0.08)	$(0.07)

Total revenues decreased by approximately $5 million for the year ended December 31, 2007, to approximately $3 million for the year ended December 31, 2007.

Cost of sales decreased along with total revenues for the year ended December 31, 2007.  Cost of sales includes commissions for outsourced sales and our in-house sales force, costs of merchant accounts, fulfillment, and other third party products and services.  For 2006, total cost of sales was 56.0% of total revenues, compared to 74% of total revenues for 2007.

Total operating expenses include salaries and benefits, rental of office space, professional fees, and other general office expenses.  These operating expenses decreased by $2.9 million for 2007. This decrease was caused by the in revenue.

Total other income and expense for 2007 was related to the gain on valuation of derivative from the sale of Internet Development. However, we recorded a net loss for the year ended December 31, 2007,  Net loss per share was $(0.08) for 2006 compared to $(0.07) loss for 2007.

The following chart and related discussions summarize our consolidated balance sheet for the years ended December 31, 2006 and 2007, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-1.

Summary of Balance Sheet

	December 31, 2007	December 31, 2006

Cash	$314,168	$143,522

Total current assets	$314,168	$174,614

Total assets	$314,168	$985,953

Total current liabilities	$4,143,872	$4,004,288

Total liabilities	$4,143,872	$4,004,288

Retained earnings (deficit)	$(11,034,909)	$(9,781,763)

Total stockholders equity	$(3,829,704)	$(3,018,335)

The decrease of total current assets at December 31, 2007, compared to the year ended December 31, 2006, was primarily the result of the sale of Internet Development.

Total current liabilities and total liabilities increased at December 31, 2007, compared to the year ended December 31, 2006, primarily due to increases in Accounts Payable and Accrued Expenses.  Our retained deficit increased significantly at December 31, 2007, due to the loss in net income.

ITEM 7.

FINANCIAL STATEMENTS

IDI GLOBAL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

December 31, 2007

IDI GLOBAL, INC. AND SUBSIDIARIES

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

F-3

—

Balance Sheets, December 31, 2007 and 2006

F-4

—

Statements of Operations for the years ended

December 31, 2007 and 2006

F-5

—

Statements of Stockholders’ equity for the years

ended December 31, 2007 and 2006

F-7

—

Statements of Cash Flows for the years ended

December 31, 2007 and 2006

F-8

—

Notes to Financial Statements

F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors

IDI Global, Inc. and Subsidiaries

Orem, Utah

We have audited the consolidated balance sheets of IDI Global, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDI Global, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of IDI Global, Inc.'s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-KSB and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has filed for protection under Chapter 11 of the Bankruptcy Code and has no significant operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 30, 2008

IDI GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2007	2006
CURRENT ASSETS:
Cash	$314,168	$143,522
Accounts receivable, net	-	31,092

Total Current Assets	314,168	174,614

Property and equipment, net	-	79,923
Restricted cash	-	731,416

Total Assets	$314,168	$985,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,030,122	$589,135
Accrued expenses	1,168,223	1,138,542
Reserve for refunds and charge-backs	-	15,000
Derivatives	-	7,084
Notes payable – related party	195,527	504,527
Notes payable	1,750,000	1,750,000

Total Current Liabilities	4,143,872	4,004,288

Contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, authorized 50,000,000
shares, $.001 par value, 19,160,174
shares issued and outstanding	19,160	19,160
Additional paid in capital	7,186,045	6,744,268
Retained earnings (deficit)	(11,034,909)	(9,781,763)

Total Stockholders' Equity (Deficit)	(3,829,704)	(3,018,335)

	$314,168	$985,953

The accompanying notes are an integral part of these consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,

	2007	2006

REVENUES
Product sales	$-	$-
Training revenues	-	-

TOTAL REVENUES	-	-

COST OF SALES
Product costs	-	-
Training costs	-	-

TOTAL COST OF SALES	-	-

GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES:
General and administrative	1,385,605	729,086

Total Expenses	1,385,605	729,086

NET OPERATING (LOSS)	(1,385,605)	(729,086)

OTHER INCOME (EXPENSE)
Gain on valuation of derivative	7,084	33,188
Interest income	-	-
Interest expense	-	-
Other income	-	-

TOTAL OTHER INCOME (EXPENSE)	7,084	33,188

(LOSS) BEFORE INCOME TAXES	(1,378,521)	(695,898)

CURRENT TAX EXPENSE	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(1,378,521)	$(695,898)

[Continued]

IDI GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

	For the Year
	Ended December 31,

	2007	2006
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	138,456	(803,679)

Loss on disposal of discontinued operations	(13,081)	-

NET GAIN (LOSS) FROM
DISCONTINUED OPERATIONS	$125,375	$(803,679)

NET (LOSS)	$(1,253,146)	$(1,499,577)

NET (LOSS) PER SHARE:

Continuing operations	(0.08)	(0.04)

Discontinued operations	0.01	(0.04)

Gain on disposal of discontinued operations	0.00	0.00

NET (LOSS) PER SHARE:	(0.07)	(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional
			Paid-in	Retained
	Shares	Amount	Capital	(Deficit)

BALANCE, December 31, 2005	19,160,174	$19,160	$6,744,268	$(8,282,186)

Net loss for the year ended December 31, 2006	-	-	-	(1,499,577)

BALANCE, December 31, 2006	19,160,174	19,160	6,744,268	(9,781,763)

Forgiveness of debt by an	-	-	441,777	-
officer of the Company

Net loss for the year ended December 31, 2007	-	-	-	(1,253,146)

BALANCE, December 31, 2007	19,160,174	$19,160	$7,186,045	$(11,034,909)

The accompanying notes are an integral part of these consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended December 31,

	2007	2006

Cash Flows from Operating Activities:
Net loss	$(1,253,146)	$(1,499,577)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	21,750	130,542
Loss on disposal of Subsidiary	13,081	-
Net changes to operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	31,093	92,469
Other assets	-	28,538
Increase (decrease) in:
Accounts payable	101,627	220,018
Accrued expenses	162,457	190,947
Income taxes payable	-	(183)
Derivative liability	(7,084)	(33,187)
Reserved for refunds and charge-backs	-	(48,796)

Net Cash (Used) by Operating Activities	(930,222)	(919,429)

Cash Flows from Investing Activities
Purchase of property and equipment	(8,048)	(9,610)
Proceeds from settlement	337,500	-
Proceeds from disposal of Subsidiary	40,000	-

Net Cash Provided (Used) by Investing Activities	369,452	(9,610)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	-

Net Cash Provided (Used) by Financing Activities	-	-

Net Increase in Cash	(560,770)	(929,039)

Cash at Beginning of Period	874,938	1,803,977

Cash at End of Period	$314,168	$874,938

[Continued]

The accompanying notes are an integral part of these consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Year
	Ended December 31,

	2007	2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

During the year ended December 31, 2007:

The Company converted accounts payable of $26,915 to a note payable.

The Company accounted for the conversion of a notes payable of $441,777 into additional paid in capital.

The accompanying notes are an integral part of these consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – IDI Global, Inc. (the Company), formerly Bennion Corporation, was incorporated on August 17, 1998.  On December 31, 1998, the Company merged with Bennion Corporation, an Arkansas corporation (Bennion-AR).  The Company was the surviving corporation.  The merger was recorded under the pooling of interest method of accounting.  From inception on August 17, 1998 to January 15, 2002, the Company was inactive.

On January 16, 2002, Bennion Corporation, a public company, entered into an agreement to complete a forward triangular merger with idiglobal.com, Inc., a private Delaware company, and Internet Development, Inc., a private Nevada company.   Per the terms of the agreement, Internet Development agreed to deliver 7,500,000 shares of the Company’s common stock to idiglobal.com’s shareholders in exchange for 100% of idiglobal.com’s shares.  The merger was treated as a reverse merger with idiglobal.com, Inc. being the accounting acquirer; therefore, all historical financial information prior to the acquisition date is that of idiglobal.com, Inc.  Pursuant to the merger, the Company changed their name from Bennion Corporation to IDI Global, Inc.

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

The 4,356,436 contingent shares designated for this acquisition have been placed in escrow and have not been accounted for in assets or equity, but will be valued (if issued) using the stock price determined at the date of acquisition, and the corresponding value will be an adjustment to goodwill. No value was assigned to the 2.5 million warrants due to the fact that the warrants vest in 3 years. The Company will recognize approximately $500,000 in goodwill when the warrants vest, based on the Black Scholes Model with the following assumptions: Stock price $0.05, exercise price: $0.80 to $1.80, dividend yield: $0, term: 3 to 7 years, risk free rate: 3.58%, volatility: 86%. The company is recorded the acquisition as an asset acquisition not a business combination.

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

The agreements above have been stayed by Chapter 11 bankruptcy filing on April 17, 2006.

Principles of Consolidation - The consolidated financial statements include the accounts of Parent, IDI Global, Inc., and its wholly-owned Subsidiaries, Internet Development, Inc., idiglobal.com, Integrated Communication Systems Chief Financial, Inc., Professional Consulting Services and Sports Media International, Inc..  All significant intercompany transactions have been eliminated in consolidation.

Accounting Method – The Company recognizes income and expenses on the accrual basis of accounting. The Company has elected a December 31 year end.

Fair Value of Financial Instruments – For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, and amounts do to related parties, the carrying amounts approximate fair value due to their short term maturities.

Cash and Cash Equivalents – The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Restricted Cash – Restricted cash consists of monies required by the merchant account provider to be set aside for refunds and charge-backs.

Receivables – Accounts receivable are amounts due on product sales and are unsecured.  Accounts receivable are carried at their estimated collectible amounts.  Credit is generally extended on a short-term basis, thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are more than thirty days past due.  Accounts receivable are periodically evaluated for collectability based on past credit history with clients.  Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions.

Software and Equipment – Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Costs of major renewals or betterments are capitalized over the remaining useful lives of the related assets. Depreciation is computed by using the straight-line method. The cost of property disposed of and related accumulated depreciation is removed from the accounts at the time of disposal, and gain or loss is reflected in operations.  In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount [See Note 3].

Software Development Costs – In accordance with SFAS No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater.  Total capitalized software development costs at December 31, 2007 and 2006 were $0 and $0, respectively.  Amortization expense for the years ended December 31, 2007 and 2006 were $0 and $0, respectively.  Research and development costs are expensed as incurred.  During 2007 and 2006, there were no research and development expenses.

Marketing Rights – During 2002, the Company issued 250,000 shares of common stock and 500,000 options for marketing rights for a business marketing model valued at $151,200.  During 2003, the Company sold its marketing rights to New Connexions, Inc., for a 10% ownership interest. New Connexions is considered a related party, as Steve Comer, a former officer, is the brother of an officer and shareholder of New Connexions (See note disclosure in investments).  At December 31, 2005 the management determined after receiving no payments from the initial payment to current that this should be written off to bad debt and that the 10% ownership was of no value and is fully impaired.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes [See Note 4].

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 9].

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Revenue Recognition - When recognizing revenue for development of the Array software, we follow SOP 97-2 Paragraph 65 in the fact that fair value is allocated to each element of the arrangement, the adjustment is not essential to the functional of the product, and there is a contract that states the conditional Revenue for each element.

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

Reserve for Refunds and Charge-backs - The reserve for refunds and charge-backs is maintained at a level that, in management’s judgment, is sufficient to absorb any anticipated refunds or charge-backs as of the balance sheet date. The reserve is not specifically associated with individual sales transactions, but is a general reserve set aside to accommodate any future refunds or disputed transactions with an original transaction date prior to December 31, 2007.  We review the appropriateness of the reserve quarterly and have developed a methodology for projecting the needed reserve that is based on our historical refund and chargeback data.

Commissions - During 2007 and 2006, the company contracted with other entities to sell its products. The Company can pay a large sales commission for outsourced sales, depending on the contract arrangements with each particular entity.

Advertising and Promotion - Advertising and promotion costs are expensed as incurred and totaled $866 and $605,403 for the years ended December 31, 2007 and 2006, respectively.

Stock Options and Warrants - Prior to 2006, as permitted by SFAS No. 123, the Company elected to measure and record compensation cost relative to stock option costs in accordance with APB Opinion 25 which requires the Company to make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options has been applied.  For 2006 the company adopted SFAS No. 123(R) which requires the Company to record compensation expense equal to the fair value of the options issued [See Notes 13 and 14].

To measure and record compensation for warrants, the Company applies SFAS No. 123(R).  This requires the Company to use a Black-Scholes pricing model to estimate the fair value of the warrants at the grant date.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), and Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, were recently issued.  SFAS No. 155, 156, 157, 158, 159, 160 and FIN 48 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification - The financial statements for periods prior to December 31, 2007 have been reclassified to conform to the headings and classifications used in the December 31, 2007 financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

On August 1, 2007, the Company completed the sale of its stock holdings in Internet Development, Inc. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The following is a summary of the results of operations of the Company’s discontinued operations:

	Year Ended
	December 31,

	2007	2006

Revenue	$3,107,489	$7,999,860
Cost of goods sold	(2,306,690)	(4,476,549)
General and administrative	(601,513)	(4,176,419)
Other income (expense)	(60,830)	(150,571)

Net Income (loss) from
discontinued operations	$138,456	$(803,679)

NOTE 3 – PROPERTY AND EQUIPMENT

Software and equipment as of December 31, 2007 and 2006 consists of the following and are recorded at cost:

	2007	2006
Computer equipment	$-	314,741
Software and loan costs	-	272,589
Office equipment	-	136,726
Furniture and fixtures	-	185,260
Leasehold improvements	-	3,562
Total fixed assets	-	912,878
Accumulated depreciation	-	(832,955)
Net software and equipment	$-	$79,923

Provision for depreciation of software and equipment is computed on the straight-line method for financial reporting purposes.  Depreciation is based upon estimated useful lives as follows:

Computer equipment	5 Years
Software and loan costs	3 Years
Office equipment	6 Years
Furniture and fixtures	10 Years
Leasehold improvements	5 Years

Depreciation and amortization charged to operations was $21,750 and $130,532 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4 – INCOME TAXES

The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purpose.  Accordingly, deferred income taxes are provided in recognition of such differences.  Temporary differences include differences between book and tax depreciation and benefits derived from net operating losses.  At December 31, 2007, the Company had net operating losses totaling approximately $6,000,000 which expires in various years through 2027.

Income tax liabilities, expense and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes.”  The applicable federal and state tax rates in effect at December 31, 2007 and 2006 were used in calculating the income tax liabilities, expense, and deferred taxes.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

Included in the balance at December 31, 2007, are no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2006, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007, and 2006.

Income tax expense for the years ended December 31, 2007 and 2006 is computed as follows:

	2007	2006
Current:
Federal	$-	$-
State	100	100
Total Current	100	100
Deferred:
Federal	-	-
State	-	-
Total Deferred	-	-
Total Income Tax Expense	$-	$-

The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:

	2007	2006
Income taxes at statutory rate	$(426,070)	$(509,856)
Nondeductible expenses	(28,806)	(120,785)
State income taxes, net of federal tax benefit	-	-
Valuation allowance	454,876	389,071
Total	$-	$-

Deferred tax assets and liabilities consist of the following:

	2007	2006
Current deferred tax asset:
Net operating loss	$2,252,448	$1,797,600
Other	397,200	424,500
Less valuation allowance	(2,649,648)	(2,222,100)
Total deferred tax asset	-	-
Long-term deferred tax liability:
Depreciation temporary differences	-	-
Net deferred tax asset	$-	$-

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized, principally due to the expiration of net operating loss carry forwards.

NOTE 5 – NOTES PAYABLE

Notes payable are detailed as follows at December 31, 2007 and 2006:

	2007	2006
Note payable to an officer and stockholder bears
interest at 12%, payable on demand, convertible
into common stock at $.30, unsecured	$195,527	$195,527

Note payable to an officer of the Company, bears
interest at 12%, matures May 2003, convertible
into common stock at $.20, unsecured, in default	-	309,000

Note payable to a corporation, bears interest
at 24%, matured May 2005, unsecured, in default	1,750,000	1,750,000

Total Notes Payable	$1,945,527	$2,254,527
Less: Current notes payable	(1,945,527)	(2,254,527)

Net notes payable	$-	$-

NOTE 6 – CONCENTRATIONS

At December 31, 2007 and 2006 the company had cash deposits in excess of federally insured limits of $149,820 and $631,416, respectively.

The Company relied on an outside company for customer leads.  During 2007 and 2006, the Company’s SOHO revenues generated thru this lead source was 0% and 65%, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

At December 31, 2007 and 2006 the Company had a note payable to an officer and stockholder of the Company with a balance of $195,527 and $195,527, respectively.

During 2001, the Company received $309,000 from an officer of the Company.  During the year ended December 31, 2007 the officer forgave principal and interest on this debt in the amount of $441,777. The forgiveness of debt has been charged to additional paid in capital.

NOTE 8 - CAPITAL STOCK

Common Stock - The Company has authorized 50,000,000 shares of common stock, $.001 par value, with such rights, preferences and designations an to be issued as determined by the Board of Directors. At December 31, 2007 and 2006 there were 19,160,174 shares issued and outstanding.

As part of the disposal of Internet Development, Inc., a note payable with principal and interest in the amount of $441,777 owing to a significant shareholder/officer/director of the Company, or entities related to him, was also included in the disposal.  This note payable totaling $441,777 was accounted for as a contribution to additional pain in capital and not included as part of the gain (loss) on disposal of the discontinued operations.

NOTE 9 – EARNINGS (LOSS) PER SHARE OF COMMON STOCK

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.    At December 31, 2007 and 2006, the Company had warrants convertible into 4,646,429 and 4,646,429 common shares, respectively, and employee stock options outstanding convertible into 0 and 5,977,155 common shares, respectively, which were not used in the computation of loss per share because their effect would be anti-dilutive.

The following data show the amounts used in computing loss per share for the periods presented:

	For the Years Ended
	December 31,
Basic earnings (loss) per share:	2007	2006
Continuing operations (numerator)	$(1,378,521)	$(695,898)
Discontinued operations (numerator)	138,456	(803,679)
Disposal of discontinued operations (numerator)	(13,081)	-
Net income (loss)	$(1,253,146)	$(1,499,577)
Shares (denominator)	19,160,174	19,160,174
Per Share Amount:
Continuing operations	$(0.08)	$(0.04)
Discontinued operations	0.01	(0.04)
Disposal of discontinued operations	0.00	0.00
Net income (loss) per share	$(0.07)	$(0.08)

Dilutive loss per share was not presented; as the Company has been operating at a loss.  The Company has excluded 4,646,429 common stock equivalents as they are anti dilutive in nature.

NOTE 10 – BANKRUPTCY

On April 17, 2006, IDI Global, Inc. as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, Inc., (the “Debtors”), filed for petitions of relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in possession. These claims are reflected in the December 31, 2006 balance sheet as “liabilities subject to compromise”. Additional claims may arise subsequent to the filing date as a result of the determination by the court of allowed claims for contingencies and other disputed amounts. The Companies anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court.

NOTE 11 – PENSION PLAN

On July 1, 2000, the Company established a defined contribution 401(k) pension plan.  The Company’s contributions to the plan are based on matching 100 percent of the employees’ contributions to a maximum of six percent of compensation per participant.  All employees with more than six months of service and who are age 20 ½ or older are eligible for participation in the plan.  Company contributions totaled $3,369 and $9,975, respectively, for the years ended December 31, 2007 and 2006.

NOTE 12 – STOCK OPTIONS

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

A summary of the option activity for 2007 and 2006 follows:

Weighted
Average
	Options	Exercise
	Outstanding	Price
Outstanding, January 1, 2006	6,006,797	$0.15
Granted	-	-
Exercised	-	-
Canceled/forfeited	-	-
Balances, December 31, 2006	6,006,797	$0.15
Granted	-	-
Exercised	-	-
Canceled/forfeited	6,006,797	0.15
Balances, December 31, 2007	-	-

	Number of	Weighted
	Options	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Prices	2007	Life (years)	Price
$0.00	0	0.00	$0.00
$0.20	0	0.00	$0.00
$0.50	0	0.00	$0.00
	0	0.00	$0.00

Proforma Net Income (Loss):

	December 31,
	2007	2006
Net income (loss) as reported	$(1,253,146)	$(1,499,577)
Pro forma net income (loss)	(1,253,146)	(1,499,577)
Basic income (loss) per share as reported	(0.07)	(0.08)
Pro forma income (loss) per share	(0.07)	(0.08)

NOTE 13 – WARRANTS

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

The following summarizes the warrant activity for 2007 and 2006:

Warrants outstanding at January 1, 2006	4,646,429
Granted	-
Exercised	-
Canceled/forfeited	-
Balance, December 31, 2006	4,646,429
Granted	-
Exercised	-
Canceled/forfeited	-
Balance, December 31, 2007	4,646,429

Weighted average exercise price of warrants
outstanding at December 31, 2007	$1.51

	Number of	Weighted
	Warrants	Average	Weighted
	Outstanding at	Remaining	Average
	December 31,	Contractual	Exercise
Exercise Prices	2007	Life	Price
$2.75	500,000	0.50	$2.75
$3.75	300,000	0.50	$3.75
$0.70	571,429	1.00	$0.70
$0.70	525,000	1.00	$0.70
$0.70	250,000	1.00	$0.70
$0.80	500,000	1.00	$0.80
$1.05	500,000	1.00	$1.05
$1.30	500,000	1.00	$1.30
$1.55	500,000	1.00	$1.55
$1.80	500,000	1.00	$1.80

NOTE 14 – GOING CONCERN

In April of 2006 IDI Global, Inc. (IDIB.OB) a publicly traded company on the bulletin board filed for Chapter 11 bankruptcy protection in the federal bankruptcy court in Salt Lake City, Utah.  IDI Global also filed Chapter 11 bankruptcy protection for three of its wholly owned subsidiaries: Chief Financial, Inc. (Texas Corporation), Professional Consulting Services, Inc (Utah Corporation) and IDI Small Business, Inc. (Utah Corporation).  The main reason for filing bankruptcy was a legal dispute with Mentoring of America, LLC and HG Marketing, Inc., two companies that IDI entered into contracts with to manage and operate a sales and marketing “call center” located in Saint George, Utah.  After just over a year of operation in a required seven year agreement monies being generated by the IDI “call center” were diverted into a non IDI bank account eliminating in excess of 150 thousand dollars in required monthly net operating income, which payments were required by the executed agreements between the parties and which payments have not been received as required by contract since mid February 2006.  When these funds were diverted into a non approved bank account for the benefit of the “mentoring parties” the lost income made it impossible for IDI to honor loan commitments made to certain parties that funded 1.75 million dollars in funds that were used in their entirely to close the contracts with the Mentoring Parties.  Since this diversion of funds in mid February 2006 IDI has aggressively pursued legal action in Federal Bankruptcy Court seeking to recover monies which were misappropriated and diverted into “Mentoring” bank accounts and which were never remitted to IDI as required by contract.  After many months of litigation the Credit Committee representing the creditors of IDI and the subsidiaries that filed bankruptcy requested that IDI management pursue a settlement agreement with the “Mentoring” parties and provide mutual releases against all outstanding claims and legal actions by both parties.  Such a settlement agreement has been signed and was approved by the Court on April 11, 2007.  This settlement agreement requires among other things the payment of several hundred thousand dollars in monies which are to be paid to IDI by the “Mentoring” parties.  Since IDI has agreed to support the Credit Committee’s request for this settlement agreement and since all parties have now executed the agreement it is unlikely that sufficient monies will be generated by any remaining IDI operations to pay the remaining claims of the Creditors which have been filed against IDI Global, Inc. and or its wholly owned subsidiaries (which subsidiaries have sought protection under Chapter 11 Federal Bankruptcy Law).  If Creditor Claims are not paid in full then IDI will be forced to pursue potential acquisition / merger opportunities to the highest and best offer presented for the assets and operating businesses owned by IDI and or its subsidiaries.  All funds received from such acquisition / merger offers would accrue to the benefit of Creditor Claims.  IDI management is aggressively pursuing potential suitors that have expressed serious interest in acquiring and or merging their operations with the IDI public company and or the direct purchase of the assets of operating subsidiaries of the Public Company.  It is anticipated that such buyers will be forthcoming and that such acquisitions / mergers will be presented to the Credit Committee for their support and then to the Court for approval by the judge presiding over the Chapter 11 proceeding and then a formal plan will be drafted and presented to all unsecured creditors for approval in selling the assets of IDI Global, Inc. and its operating subsidiaries.  Such a transaction could be presented as a bulk sale or individual buyers may be secured to buy the individual assets of IDI Global and its subsidiaries.  IDI believes that such offers will be forthcoming within the next 90 days or sooner and that management’s recommendations will be made on behalf of the Debtor Companies to the unsecured creditors and the committee representing the same.  The creditors are also participating in trying to secure a reputable buyer for the assets of IDI Global and its subsidiaries and it is anticipated that the creditors will submit meaningful offers to the Debtors for such acquisition and merger opportunities.  Bidding procedures will be developed to ensure that highest and best value is secured for the creditors.

Ongoing operation of IDI Global, Inc and its subsidiaries will most likely be accomplished by the acquisition strategy outlined above.  More than likely an existing company will merge its operations into the public shell and continue operations through some kind of reverse merger or straight sale of all of the shares of the Public Company.

The above summarizes the most probable outcome for IDI Global, Inc. and its wholly owned subsidiaries.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures . Our Chief Executive Officer and our a consultant providing services to the Company commonly performed by a Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Management’s Report on Internal Control Over Financial Reporting

Under applicable SEC regulations, our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-(f) under the Securities Exchange Act of 1934). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In light of the sale of our remaining operating subsidiary in July 2007, our lack of operations during the remainder of 2007, the concentration of our management in a small group of individuals, and our involvement in the bankruptcy proceedings disclosed above management did not performed the required evaluations of our internal controls of our financial reporting.  If we are successful in emerging from the bankruptcy proceedings, we plan to conduct such assessments as required by SEC regulations.

Our auditors have informed us of two material weaknesses which relate to the preparation of our financial statements. This first material weakness relates to the reconciliation of transactions associated with the sale of Internet Development, the second material weakness relates to the proper recording of accounts payable and accrued expenses.

Section 404 Assessment .  Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls beginning with our Form 10-K for the fiscal year ending on December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 31, 2009. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

Limitations on Effectiveness of Controls . A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

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

Kevin Griffith - Starting in March 1999, Mr. Griffith served as Executive Vice-President of Internet Development, Inc., a Utah corporation, and he later became President and Director of that company.  He was appointed as a Director, Chief Executive Officer, Secretary/Treasurer of IDI Global in January 2002.  In May 2004 he was appointed as President of IDI Global and Chairman of the Board.  From December 2000 to December 2002, he served as Chief Executive Officer of Worldwide Financial Holdings, Inc, In January of 2005 he became President, Secretary/Treasurer, of IDI Small Business, Inc.  He has over twenty eight years of experience in sales and marketing, finance and corporate management.  Mr. Griffith received a bachelor’s degree in communications, magna cum laude, from Brigham Young University.

Eugene Bergmann - On April 17, 2006, Mr. Bergmann was appointed as a Director, and the Secretary/Treasurer of the Company.  Mr. Bergmann has had years of management and executive management experience in high tech industries.  He has guided small start up firms, including Imall Inc., Cogito Inc., Fibernet Inc., as well as working with major firms such as Novell, Excite at Home and WordPerfect. He also has served and still serves on the Boards of several companies today. Mr. Bergman is a B.A. candidate in marketing at Brigham Young University.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of our common stock to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2007, we are aware of the following untimely filings:

Messrs. Griffith, Bergmann, and Weatherly have not filed Forms 5.

Code of Ethics

We are in the process of adopting a code of ethics for our principal executive and financial officers.  In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
PEO Kevin R. Griffith *	2007	180,000	45,000	0.00	0.00	0.00	0.00	0.00	225,000

-

 total compensation. *These amounts have accrued over the year.

During 2007, although we had a consultant providing services commonly performed by a Chief Financial Officer, Mr. Griffith was our only executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
PEO Kevin Griffith	1,000,000 shares at with a strike price of $0.001 with no expiration date

DIRECTOR COMPENSATION

For Fiscal Year Ended December 31, 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Eugene Bergmann	24,000	0.00	0.00	0.00	0.00	0.00	24,000

Employment Agreements

In April 1, 2002, Internet Development entered into an employment agreement with Kevin R. Griffith.  The agreement provided for a signing bonus of $35,000 payable upon the completion of six months employment.  Mr. Griffith was entitled to receive an annual salary of $150,000, commissions of at least $2,000 per month up, to $4,000 per month, and he was entitled to stock options and an incentive bonus of $27,000 based upon criteria established by our board of directors.  If Internet Development terminated Mr. Griffith's employment, with or without cause, then he was entitled to receive full compensation for a period of four months.  If he terminated his employment, then he was not entitled to any severance compensation.

Compensation of Directors

Effective April of 2006, Eugene Bergmann was appointed to the board of directors and agreed to be compensated $2,000 per month.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of our outstanding common stock by our management and any person or group which beneficially owns more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 23,816,610 shares of common stock outstanding as of April 28, 2007, and any shares that each of the following persons may acquire within 60 days by the exercise of warrants and/or options.

Name and Address of	Number of Shares	Percentage of
Beneficial Owners	of Common Stock	Class

Kevin R. Griffith	6,933,796 (1)	24.97%
462 East 800 North
Orem, Utah 84097

Eugene Bergmann	0	*
462 East 800 North
Orem, Utah 84097

Steve Weatherly	0	*
462 East 800 North
Orem, Utah 84097

Officers and Directors	6,933,796	24.97%
as a Group (2 persons)

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

In January 2004, IDI Global entered into an acquisition agreement with Chief Financial, Inc.  Chris Flores, then a key employee of Internet Development, was the President of Chief Financial.  IDI Global issued 1,000,000 common shares valued at approximately $1,500,000 in exchange for 100% of the Chief Financial outstanding shares and Professional Consulting Services outstanding shares, its wholly owned subsidiary.

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

Our CEO, Kevin R. Griffith, holds a secured convertible promissory note, dated January 11, 2005, related to an obligation of idiglobal.com to repay $195,528 provided to HG Marketing by Mr. Griffith in anticipation of a merger with idiglobal.com.  The balance of the note at December 31, 2007 was $195,527. The promissory note carries 12% interest.  This note is in default.  The note may be converted by the holder at a conversion price of $0.30 per share.  If the note is converted into common stock, then the holder has the right to have those shares registered under any registration statement we file under the Securities Act of 1933.  Currently none of our board of directors is independent.

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

The aggregate fees billed for the fiscal year ended December 31, 2007, for professional services rendered by HJ and Associates, LLC, Certified Public Accountants, for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year was $20,346.

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

The aggregate fees billed for the fiscal year ended December 31, 207, for assurance and related services by HJ & Associates, LLC, that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal year was $0.00.

(3) TAX FEES

The aggregate fees billed for the fiscal year ended December 31, 2006, for professional services rendered by HJ & Associates and Chisholm & Associates - for tax compliance, tax advice, and tax planning, for the fiscal year was $3,500.  Services provided included preparation of the federal and state tax returns for the corporation.

The aggregate fees billed for the fiscal year ended December 31, 2006, for professional services rendered by CBN for tax compliance, tax advice, and tax planning, for the fiscal year was $0.00.

(4) ALL OTHER FEES

The aggregate fees billed in the fiscal year ended December 31, 2007 and 2006, for products and services provided by HJ & Associates and Chisholm & Associates  other than those services reported above, for the fiscal year was $0.00 and $0.00.

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

IDI Global, Inc.

Date: May 2, 2008	By: /s/ Kevin R. Griffith
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

Date: May 2, 2008	By: /s/ Kevin R. Griffith
Kevin R. Griffith
Director