Form 10-Q
period 2008-03-31
IDI GLOBAL INC
filed 2008-05-20
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

As of May 13, 2008, IDI Global, Inc. had 19,160,174 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the three-month period ended March 31, 2008 and 2007, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.   As further explained in the Management’s Discussion and Analysis section, the results for the period January 1, 2008, through March 31, 2008, are not indicative of historic performance as they reflect an end of operations effective July 30, 2007.   Comparisons to similar historic periods would be ineffectual due to the termination of operations resulting in no comparative data for the months of August to March 2008 in the reporting period.  As described below, following July 30, 2007, we terminated all business operations of the Company, and currently are evaluating options related to continuing operations in the context of the Company’s Chapter 11 bankruptcy case.

IDI Global, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

March 31, 2008

CONTENTS

Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	7

Unaudited Condensed Consolidated Statements of Cash Flows	9

Notes to the Unaudited Condensed Consolidated Financial Statements	10

IDI Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(unaudited)
Current Assets
Cash	$189,384	$314,168

Total Current Assets	189,384	314,168

Total Assets	$189,384	$314,168

The balance sheet at December 31, 2007, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Current Liabilities
Accounts Payable	$1,125,611	$1,030,122
Accrued Expenses	1,193,473	1,168,223
Notes Payable - Related Party	195,527	195,527
Notes Payable	1,750,000	1,750,000

Total Current Liabilities	4,264,611	4,143,872

Total Liabilities	4,264,611	4,143,872

Stockholders' Equity (Deficit)
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 19,160,174, Respectively	19,160	19,160
Additional Paid in Capital	7,186,045	7,186,045
Retained Earnings (Deficit)	(11,280,432)	(11,034,909)

Total Stockholders' Equity (Deficit)	(4,075,227)	(3,829,704)

Total Liabilities and Stockholders' Equity (Deficit)	$189,384	$314,168

The balance sheet at December 31, 2007, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements

IDI Global, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,

	2008		2007

Revenues, Net	$-		$-

Cost of Sales	-		-

Gross Profit (Loss)	-		-

Operating Expenses
General & Administrative	246,474		279,066

Total Operating Expenses	246,474		279,066

Net Operating Income (Loss)	(246,474)		(279,066)

Other Income(Expense)
Interest Income	951		-

Total Other Income(Expense)	951		-

Income (Loss) Before Income Taxes	(245,523)		(279,066)
Current Tax Expense	-		-

Net Loss From Continuing Operations	(245,523)		(279,066)

Discontinued Operations:
Income (loss) from discontinued operations	-		(31,804)

Net Gain (Loss) From Discontinued Operations	-		(31,804)

Net Income (Loss)	$(245,523)		$(310,870)

Net (Loss) per Share:
Continuing operations	$(0.01)		$(0.02)

Discontinued operations	0.00		(0.00)

Net Income (Loss) Per Share	$(0.01)	$	(0.02)

Weighted Average Shares Outstanding	19,160,174		19,160,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI Global, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net (Loss)	$(245,523)	$(310,870)
Adjustments to Reconcile Net Loss to Net Cash
Provided (used) by Operations:
Depreciation & Amortization	-	9,107
Change in Operating Assets and Liabilities:
Accounts Receivable	-	(32,119)
Increase (Decrease) in:
Accounts Payable	95,489	309,089
Accrued Expenses	25,250	86,344

Net Cash Provided(Used) by Operating Activities	(124,784)	61,551

Cash Flows from Investing Activities:
Purchase of property and Equipment	-	(2,459)

Net Cash Provided (Used) by Investing Activities	-	(2,459)

Cash Flows from Financing Activities:

Proceeds From Issuance of Common Stock	-	-
Net Cash Provided (Used) by Financing Activities	-	-

Increase (Decrease) in Cash	(124,784)	59,092

Cash at Beginning of Period	314,168	874,938

Cash at End of Period	$189,384	$934,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI Global, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows (Continued)

	For the Three Months Ended
	March 31,
	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for: Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Non-cash investing and Financing Activities

During the three months ending March 31, 2008
None

During the three months ending March 31, 2007
The Company Converted accounts payable of $26,915 to a note payable.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

March 31, 2008

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

The 4,356,436 contingent shares designated for this acquisition have been cancelled and have not been accounted for in assets or equity. No value was assigned to the 2.5 million warrants due to the fact that the warrants vest in 3 years. The Company will recognize approximately $500,000 in goodwill when the warrants vest, based on the Black Scholes Model with the following assumptions: Stock price $0.05, exercise price: $0.80 to $1.80, dividend yield: $0, term: 3 to 7 years, risk free rate: 3.58%, volatility: 86%. The company recorded the acquisition as an asset acquisition not a business combination.

On April 16, 2006, the Company, along with its wholly owned subsidiaries IDI Small Business, Inc. (IDISB)(Utah Corporation) and Chief Financial, Inc. (“Chief”) (Texas Corporation), and Chief’s wholly owned subsidiary, Professional Consulting Services, Inc. (“PCS”) (Utah Corporation) (collectively, the “Debtor Entities”), each filed for protection under Chapter 11 of the Bankruptcy Code, title 11 of the United States Code, in the United States Bankruptcy Court for the District of Utah and their respective cases are being jointly administered (the “Chapter 11 Case”).  The Debtor Entities remain as debtors in possession in the Chapter 11 Case, and have been engaged in an organized liquidation of their respective businesses.

The Company was an ASP (applications service provider) of unique web based Internet applications for companies that have large affiliate networks.  In addition, the Company provided proprietary applications for small business and home office businesses that require web and ecommerce enabled tools to create a virtual presence on the Internet.  The Company provided in house servers and management to host all of its applications and control security for its customers.

Interim Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008, and for the period then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007, audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Reclassification - The financial statements for periods prior to March 31, 2008, have been reclassified to conform to the headings and classifications used in the March 31, 2008, financial statements.

NOTE 2 – DISCONTINUED OPERATIONS

On August 1, 2007, the Company with the approval of the Court in the Bankruptcy Case, completed the sale of its stock holdings in Internet Development, Inc., a former wholly owned subsidiary of the Company.  The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The following is a summary of the results of operations of the Company’s discontinued operations:

	Three Months Ended
	March 31,

	2008	2007

Revenue	$-	$1,265,063
Cost of goods sold	-	(940,929)
General and administrative	-	(330,238)
Other income (expense)	-	(25,700)

Net Income (loss) from
discontinued operations	$-	$(31,804)

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2008, and December 31, 2007, the Company had a note payable to an officer and stockholder of the Company with a balance of $195,527 and $195,527, respectively.

NOTE 4 – BANKRUPTCY

On April 17, 2006, the Debtor Entities filed for petitions seeking relief under Chapter 11 of the federal bankruptcy laws, thus commencing the Chapter 11 Case. Under Chapter 11, certain claims against the Debtor Entities in existence prior to the filing of the Chapter 11 Case These claims are reflected in the December 31, 2006 balance sheet as “liabilities subject to compromise”. Additional claims may arise subsequent to the filing date as a result of the determination by the Court of allowed claims for contingencies and other disputed amounts. The Debtor Entities anticipate that each entity will remain as “debtor in possession,” subject to the jurisdiction of the supervision and orders of the Bankruptcy Court in the Chapter 11 Case.

NOTE 5 – GOING CONCERN

On April 16, 2006, the Debtor Entities, including the Company, filed the Chapter 11 Case, and they remain as debtors in possession in that Case.     The main reason for filing bankruptcy was a legal dispute with Mentoring of America, LLC and HG Marketing, Inc. (the “Mentoring Parties”), two companies that the Company had entered into contracts with to manage and operate a sales and marketing “call center” located in Saint George, Utah.  After just over a year of operation in a required seven year agreement monies being generated by the “call center” were diverted into a non-IDI bank account, eliminating in excess of $150,000 in required monthly net operating income, which payments were required by the executed agreements between the parties and which payments have not been received as required by contract since mid-February 2006.  When these funds were diverted into a non-approved bank account for the benefit of the Mentoring Parties, the lost income made it impossible for IDI to honor loan commitments made to certain parties that funded $1.75 million dollars in funds that were used in their entirety to close the contracts with the Mentoring Parties.  .The Debtor Entities aggressively pursued legal action in the Chapter 11 Case, seeking to recover monies which were misappropriated and diverted into Mentoring Parties bank accounts and which were never remitted to IDI as required by contract.  After many months of litigation the Creditors’ Committee representing the creditors of the Debtor Entities encourage the Debtor Entities to pursue a settlement agreement with the Mentoring Parties and provide mutual releases against all outstanding claims and legal actions by both parties.  Such a settlement agreement has been signed and was approved by the Court on April 11, 2007, and all transactions related to this agreement have now closed.  This settlement agreement required among other things, for the Mentoring Parties to pay the Company and IDISB several hundred thousand dollars. All transactions related to the settlement agreement, including the sale of the call center, closed in August 2007.   Furthermore, the Company has sold all of its stock in its operating and wholly owned subsidiary, Internet Development, Inc., and this transaction was authorized by the Court in the Chapter 11 Case.  As a result the Company no longer has any operations, and is presently pursuing potential acquisition / merger opportunities.  All funds received from such acquisition / merger offers would accrue to the benefit of Creditor Claims.  The Company is aggressively pursuing potential suitors that have expressed interest in acquiring or merging their operations with the IDI public company or the direct purchase of the assets of operating subsidiaries of the public company.  Any acquisitions / mergers will be presented to the Creditors’ Committee for their support,  be included in a Chapter 11 plan, and be submitted in the Chapter 11 Case for confirmation under the Bankruptcy  Code.     The Creditors are also participating in trying to secure a buyer.

The above summarizes is what management believes to be the most probable outcome for IDI Global, Inc. and its wholly owned subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit a substantial part of the footnotes to the consolidated financial statements for the three months ended March 31, 2008, because there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Settlement and Sale Agreement with Mentoring Parties:   IDI Global, IDI Small Business, and Professional Consulting Services (the “IDI Debtors”) entered into an Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with HG Marketing, Inc. and Mentoring of America, LLC (the “Mentoring Parties”).  The Bankruptcy Court approved the Settlement and Sale Agreement following hearing on April 11, 2007.  All transactions contemplated as part of the Settlement and Sale Agreement, including the sale of a Call Center located in St. George, Utah, have closed.

Pursuant to the Settlement and Sale Agreement, the Mentoring Parties paid the IDI Debtors $171,409, in addition to other funds previously paid, in settlement of all disputes between the parties and also paid $337,500 for all of the IDI Debtors’ rights in the St. George Call Center.

Payments by IDI Small Business.  On February 2, 2007, the Bankruptcy Court entered an order authorizing certain expenses of the IDI Debtors to be paid from funds held by IDI Small Business, Inc.  Prior to this time, and as authorized by the Bankruptcy Court, most expenses of the IDI Debtors were being paid with funds provided by Internet Development, Inc. a wholly owned subsidiary of IDI Global, Inc.  In October 2006, however, Internet Development, Inc. informed the IDI Debtors that it would no longer have funds to pay the expenses .Since that time, IDI Global, Inc. has sold all of its stock in Internet Development, Inc. pursuant to an agreement that was approved by the Bankruptcy Court.

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

Court Authority for Creditors’ Committee to Represent IDI Debtors’ Bankruptcy Estate in Certain Claims.  On April 11, 2007, the Bankruptcy Court granted a motion authorizing the Official Committee of Unsecured Creditors (“Committee”) to defend the Internet Development Suit, which as discussed below, has now been dismissed. In addition, the Bankruptcy Court authorized the Committee to take whatever actions are necessary to recover funds that the IDI Debtors transferred prior to the petition date to Advanced Business Development, Inc. (“ABD”) or any of ABD's insiders or affiliates.  As a result of the funds transferred to ABD, ABD produced an infomercial, and has provided a copy of the infomercial to the IDI Debtors.  Contrary to the parties' agreement, ABD has refused to test the infomercial, and as a result, the infomercial has no value to the estates at this time.  The IDI Debtors are currently engaged in negotiations with the personality featured in the infomercial related to the testing and use of the infomercial.  On or about April 16, 2008, the Committee filed a Complaint in the Bankruptcy Court related to this matter.

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

Additional disclosure for the statements of cash flows for the period ending

March 31, 2008:

Operating Activities:

Interest received on cash accumulated because of the Chapter 11 proceeding: $951.

Interest stayed to on note payable because of the Chapter 11 proceeding: $110,562.

Professional fees paid for services rendered in connection with the Chapter 11 proceeding: $221,179.

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

PLEASE NOTE: In connection with the bankruptcy proceedings discussed herein, the Company has (a) sold the stock of Internet Development, Inc., one of its wholly-owned subsidiaries; and (b) sold the assets of IDI Small Business, Inc., another wholly-owned subsidiary as part of a global settlement of certain litigation.  Both of these sales were approved by the Bankruptcy Court as being in the best interests of the creditors of the Company.  As a result of these sales, the Company is not currently engaged in business operations, but rather is administering its Chapter 11 case and, as part thereof, considering all options related to the Company’s reorganization.

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

Executive Overview

IDI Global is a holding company which previously operated through its wholly owned subsidiary, Internet Development, and it’s wholly owned subsidiary IDI Small Business, Inc.  Internet Development offered web development services and software, web hosting services, and related support.  It provided websites and related tools for large and small vertical businesses with a network of affiliates, allowing for communication, marketing, e-commerce and business management online.   IDI Small Business, Inc. was involved with the operation of a call center located in St. George, Utah.

On April 17, 2006, IDI Global, Inc., as well, IDI Small Business, Inc., and another wholly owned subsidiary, Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, filed for Chapter 11 bankruptcy protection under Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  Since that time, the Bankruptcy Court has approved an agreement to, among other things, sell the St. George Call Center, and an agreement under which IDI Global sold its Internet Development stock.  Accordingly, IDI Global no longer engages in operations. Although the Company has endeavored to maximize its value for the benefit of creditors and shareholders in its bankruptcy case, as of the date of this report, it was unknown whether the Company will be able to continue as a going concern.  As of the date of this report, the Company was entertaining offers from third parties for a potential merger and was working to formulate a plan of reorganization, which will include its divestment of certain assets.  However, there can be no guarantee that the Company's 2negotiations will be successful or will enable the Company to continue as a going concern.  On February 12, 2007, the “exclusivity period” for the Debtors to file a plan of reorganization, as set forth in section 1121 of title 11 of the United States Code, expired and, as a result, any party in interest, including the Debtors, may file a plan of reorganization in the Debtors’ Chapter 11 Cases.

For the three months ended March 31, 2008, we recorded total revenues on a consolidated basis of $0, compared to total revenues of $0 for the three months ended March 31, 2007.  We recorded net loss of $(245,523) for 2008 compared to net income (loss) of $(310,870) for 2007. The 2008 loss was due to professional fees.

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

Our monthly cash outflow was primarily related to cost of sales and general and administrative expenses.  Net cash used by operations for the three month period ending March 31, 2008 was $(124,784), compared to net cash provided by operating activities of $61,551 for the three-month period of ending March 31, 2007.

In 2005, we recognized impairment on our goodwill on the following investments:  Sports Media had $1.5 million in impairment recognized, which is equal to 100% of the investment.  This determination was made after testing the goodwill for 2006.  HG Marketing had $1.8 million in impairment recognized and Chief Financial had $1.1 million in impairment recognized.  This is due to a lack of payment on a management contract with Mentoring of America. Mentoring of America agreed in the contract to manage both sales floors and provide $150,000 per month to IDI Small Business.  However, since January of 2006, we have not received the minimum amount from the contract.  New Connexions was impaired by $151,200 in investment and written off to bad debt in the amount of $1,101,825. This is due to a lack of payment since March 2005, when the first payment was due.  This company has also refused to provide financial information.  These impairments and bad debts were contributing factor to the loss and net cash by operations.  In March 2007 we received $508,909 from HG Marketing.  We have received nothing from Chief Financial or Sports Media.

Net cash provided/(used) by investing activities was $0 for the three month period ending March 31, 2008, compared to $(2,459) for the three month period ending March 31, 2007.

For the three month period ending March 31, 2008, net cash provided by financing activities was $0 compared to net cash provided by financing activities of $0 for the three month period ending March 31, 2007.   The following statements below describe the financing events during 2004 to 2008.

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

We used the proceeds from this Credit Agreement to acquire the St. George Call Center.  Specifically, on January 14, 2005, IDI Global and IDI Small Business entered into an Asset Purchase Agreement with The Mentoring Parties.  Pursuant to the agreement, IDI Small Business acquired the sales and marketing assets of HG Marketing.  IDI Small Business assumed certain liabilities of the sales and marketing operation, paid $1,800,000 cash, granted warrants to purchase up to 2,500,000 shares of IDI Global common stock and agreed to issue and place 4,356,436 shares of IDI Global common stock into an escrow.  The warrants became exercisable between 2008 and 2012 at exercise prices that escalate annually from $0.80 to $1.80.  The 4,356,436 shares of IDI Global common stock were to be held in escrow were to be released to Mentoring of America based upon performance of the sales and marketing operation over the first two years of operations.  As described above in “Legal Proceedings”, we were involved in litigation with the Mentoring Parties, with respect to the Asset Purchase Agreement.  The Bankruptcy Court approved a sale and settlement agreement, providing for the sale of the St. George Call Center to the Mentoring Parties and the dismissal of all litigation by and between the parties.

COMMITMENTS AND CONTINGENT LIABILITIES

Our principle commitments consisted of operating leases for office space in Orem, Utah, and repayment of the Credit Agreement and our total current liabilities.  The total monthly lease payment for the Orem office was $7,218. This lease was terminated December 31, 2007 and because the Company currently has no operations there is no need for office space.  One of our officers is letting us use his office as our mailing address.

As of March 30, 2006, we owed $1,750,000, plus 2% interest, or an aggregate of $1,785,000, under the Credit Agreement.  The accrual of interest for this debt was stayed as a result of the Chapter 11 Case for April though December, 2007, and this interest is not an allowable claim against the Company.

At March 31, 2008, we had total current liabilities of $4,264,611 which included notes payable of $1,750,000 to SBI Brightline, a third party, and $195,527 in notes payable to Kevin R. Griffith, our CEO.

At March 31, 2008, our total current liabilities also included accrued expenses of $1,193,473, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $1,125,611 added to our total current liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

Comparison of The Three Months Ended March 31, 2008 and 2007

The following discussions are based on the unaudited consolidated financial statements of IDI Global, Internet Development, Sports Media, and Chief Financial.  These charts and discussions summarize our financial statements for the three month periods ending March 31, 2008 and 2007, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-6.

As discussed above, in July 2007, the Company sold its last operating subsidiary, and from that time through the end of 2007 and through the date of this Report, the Company did not have operations.

Summary Comparison of years ended March 31, 2008 and 2007

	Three months	Three months
	ended	Ended
	March 31, 2008	March 31, 2007

Total revenues	$-	$-

Total cost of sales	-	-

Gross profit	-	-

Total operating expenses	246,474	279,066

Net operating income (loss)	(246,474)	(279,066)

Total other income (expense)	951	-

Total income tax expense	-	-

Net Loss	(245,523)	(310,870)

Net earnings (loss) per share	$(0.01)	$(0.02)

Total revenues did not change for the three month period ending March 31, 2008, compared to the three month period ending March 31, 2007.

Cost of sales did not change, remaining $0 for the three month period ending March 31, 2008.

Total operating expenses include professional fees, and other general office expenses.  These operating expenses decreased by $35,592 for 2008.

Total other income and expense for 2008 was related to interest income. However, we recorded a net loss for the three month period ending March 31, 2008.  Net loss per share was $(0.02) for 2007 compared to $(0.01) loss for 2008.

The following chart and related discussions summarize our consolidated balance sheets as of March 31, 2008 and December 31, 2007, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-1.

Summary of Balance Sheet

	March 31, 2008	December 31, 2007

Cash	$189,384	$314,168

Total current assets	$189,384	$314,168

Total assets	$189,384	$314,168

Total current liabilities	$4,264,611	$4,143,872

Total liabilities	$4,264,611	$4,143,872

Retained earnings (deficit)	$(11,280,432)	$(11,034,909)

Total stockholders’ (Deficit)	$(4,075,227)	$(3,829,704)

The decrease of total current assets at March 31, 2008, compared to the year ended December 31, 2007, was primarily the result of the paying some professional fees.

Total current liabilities and total liabilities increased at March 31, 2008, compared to the year ended December 31, 2007, primarily due to increases in Accounts Payable and Accrued Expenses.  Our retained deficit increased at March 31, 2008, due to the loss in net income.

ITEM 3.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, Kevin Griffith, IDI Global’s Chief Executive Officer, and Steven Weatherly, a consultant performing certain services typically performed by a chief financial officer, have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Mr. Griffith and Mr. Weatherly concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

1.

PREPETITION LITIGATION AGAINST THE DEBTORS

All legal proceedings that existed as of April 17, 2006 against the Company or any of the Debtor subsidiaries has been stayed as a result of the filing of the Chapter 11 petition.  These actions include the following:

a.

In March 2005, two former employees, Ryan Romero and Jeremy Hall, filed suit against IDI Global in the 4th Judicial District Court, Provo Department, and State of Utah.  The suit alleges that Romero and Hall are entitled to options that were allegedly promised to them in connection with the termination of their employment. We filed our answer and discovery is proceeding. We deny these allegations, and intend to defend vigorously against this suit.

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

2.

LITIGATION AGAINST INTERNET DEVELOPMENT

The following actions, as well as item f above, were filed against Internet Development.  As a result the Company’s sale of Internet Development’s stock, the Company has been released for any potential liability related to these actions.

On June 24, 2004, Independent Marketing, Inc. filed a lawsuit in the Third District Court for Salt Lake County, State of Utah, against Internet Development.  The allegations in the suit relate to the alleged hiring of three employees who were bound by a non-competition agreement with Independent Marketing, Inc.  However, we believe the three employees were not hired by Internet Development, Inc., and intend to vigorously defend this suit.  Due to the Company’s sale of Internet Development’s stock.

On April 16, 2008, the Creditors’ Committee in the Chapter 11 Case filed a complaint against Internet Development, Inc.  in the Chapter 11 Case, but it has not served a summons as of this time.

3.

POSTPETITION LITIGATION RELATED TO THE DEBTORS

As part of the Debtors’ Chapter 11 cases, the following litigation occurred:

a.

HG Marketing, Inc., and Mentoring of America, Inc., vs. IDI Global, Inc., IDI Small Business, Inc., and Kevin Griffith, District Court, Clark County, Nevada, Case No. A518002.  Plaintiffs HG Marketing and Mentoring of America filed this lawsuit claiming breach of contract, conversion, fraud, and constructive trust.  The lawsuit relates to the asset purchase agreement between the parties relating to the call center located in St. George, Utah.   This action has been settled pursuant to An Agreement for Purchase and Sale of Assets and for Settlement of Disputes dated March 16, 2007 (the “Settlement and Sale Agreement”), with the Mentoring Parties.  The Settlement and Sale Agreement, which has been approved by the Bankruptcy Court, provides for the global resolution of all litigation between these Debtors and the Mentoring Parties and the resolution of disputes and the sale of rights of the Debtors in a call center located in St. George, Utah (the “St. George Call Center”).  Pursuant to the Settlement and Sale Agreement, the Mentoring Parties paid the IDI Debtors $508,909, in addition to other funds previously paid, in settlement of disputes between the parties and for the purchase of the St. George Call Center.

b.

Internet Development v. IDI Global, et al.  This has been dismissed as a result of the Company’s sale of its Internet Development stock.

c.

Unsecured Creditors Committee v. ABD Development et al.  In March of 2006, IDI Global or one of its affiliates transferred $597,000 to ABD Development or one of its affiliates to develop an infomercial to use to generate leads to be used on the sales and marketing floor of the St. George Call Center.  IDI Global understood that these funds would be used by ABD to develop an infomercial, and the remainder of the funds were to be used to pay for the testing and tuning and the eventual medial time to run the infomercial on television stations throughout the country.  Is was anticipated that the leads to be generated by the infomercial would replace the leads that Mentoring of America, LLC threatened to pull from the St. George Call Center floor by no later than July 2006.  ABD continually delayed the creation of the infomercial, and eventually IDI Global was informed that ABD had run out of money, and would not test the infomercial.  In addition, ABD sent invoices to IDI Global many months after services had been rendered indicating that IDI Global in fact owed ABD an additional $83,400.  The invoices are not representative of what was contracted to be accomplished.  At the request of IDI Global, the Bankruptcy Court authorized the Committee of Unsecured Creditors appointed in its Chapter 11 case to commence legal action against ABD and its affiliates to attempt to recover the money transferred to it.  On April 16, 2008, the Committee commenced an action against ABD and others, including the Company’s former subsidiary, Internet Development.  IDI Global will cooperate in that litigation.  As part of any such action, it is anticipated that the $83,400 claim asserted by ABD will be disputed in full.

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

On February 2, 2007, the Bankruptcy Court entered an order authorizing certain expenses of IDI Global, Chief, and PCS to be paid from funds held by IDI Small Business.  Prior to this time, and as authorized by the Bankruptcy Court, most expenses of the Debtors were being paid with funds provided by Internet Development.  In October 2006, however, with the loss of the sales call center, Internet Development informed the Debtors that it would no longer have funds to pay any expenses or charges related to the Debtors and Bankruptcy proceedings.  IDI Global has now sold the stock of Internet Development.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

IDI Global entered into a Term Credit Agreement (the “Agreement”) on December 24, 2004 with Hong Kong League Central Credit Union, a Hong Kong corporation, and SBI Advisors, LLC (“SBI Advisors”), a California limited liability company.  Under this Agreement, IDI Global received a term loan in the principal amount of $1,750,000, with interest of 2.0% per month.  The loan was extended up to March 31, 2006, at which time IDI Global did not make the required payment.  On April 17, 2006, IDI Global filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.  The filing of the Chapter 11 Case created an automatic stay that enjoins and restrains certain acts and proceedings pertaining to the collection of this loan pursuant to 11 U.S.C. § 362.

ITEM 5.     OTHER INFORMATION

None

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

May 19, 2008

By: /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date:

May 19, 2008

By: /s/ Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer