Form 10-Q
period 2008-06-30
IDI GLOBAL INC
filed 2008-08-19
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

As of August14 2008, IDI Global, Inc., had 19,160,174 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial information depicting our consolidated statements of operations for the six-month period ended June 30, 2008 and 2007, is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.   As further explained in the Management’s Discussion and Analysis section, the results for the period January 1, 2008, through June 30, 2008, are not indicative of historic performance as they reflect an end of operations effective July 30, 2007.   Comparisons to similar historic periods would be ineffectual due to the termination of operations resulting in no comparative data for the months of August 2007 to June 2008 in the reporting period.  As described below, following July 30, 2007, we terminated all business operations of the Company, and currently are evaluating options related to continuing operations in the context of the Company’s Chapter 11 bankruptcy case.

IDI Global, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

June 30, 2008

CONTENTS

Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations	7

Unaudited Condensed Consolidated Statements of Cash Flows	8

Notes to the Unaudited Condensed Consolidated Financial Statements	10

IDI Global, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	(unaudited)
Current Assets
Cash	$187,950	$314,168

Total Current Assets	187,950	314,168

Total Assets	$187,950	$314,168

The balance sheet at December 31, 2007, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI Global, Inc. and Subsidiaries
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Current Liabilities
Accounts Payable	$1,161,600	$1,030,122
Accrued Expenses	1,218,723	1,168,223
Notes Payable - Related Party	195,527	195,527
Notes Payable	1,750,000	1,750,000

Total Current Liabilities	4,325,850	4,143,872

Total Liabilities	4,325,850	4,143,872

Stockholders' Equity (Deficit)
Common Stock, Authorized 50,000,000 Shares,
$.001 Par Value, Issued and Outstanding
19,160,174 and 19,160,174, Respectively	19,160	19,160
Additional Paid in Capital	7,186,045	7,186,045
Retained Earnings (Deficit)	(11,343,105)	(11,034,909)

Total Stockholders' Equity (Deficit)	(4,137,900)	(3,829,704)

Total Liabilities and Stockholders' Equity (Deficit)	$187,950	$314,168

The balance sheet at December 31, 2007, was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these condensed consolidated financial statements

IDI Global, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues, Net	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit (Loss)	-	-	-	-

Operating Expenses
General & Administrative	62,934	-	309,408	-

Total Operating Expenses	62,934	-	309,408	-

Net Operating Income (Loss)	(62,934)	-	(309,408)	-

Other Income(Expense)
Interest Income	261	-	1,212	-

Total Other Income(Expense)	261	-	1,212	-
Income (Loss) Before Income Taxes	(62,673)		(308,196)	-
Current Tax Expense	-	-	-	-
Net Loss From Continuing Operations	(62,673)	-	(308,196)	-
Discontinued Operations:
Income (loss) from discontinued operations	-	(291,575)	-	(602,445)
Net Gain (Loss) From Discontinued Operations	-	(291,575)	-	(602,445)
Net Income (Loss)	$(62,673)	$(291,575)	$(308,196)	$(602,445)
Net (Loss) per Share: Continuing operations	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Discontinued operations	(0.00)	(0.02)	(0.00)	(0.03)
Net Income (Loss) Per Share	$(0.00)	$(0.02)	$(0.02)	$(0.03)
Weighted Average Shares Outstanding	19,160,174	19,160,174	19,160,174	19,160,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI Global, Inc. and Subsidiaries
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net (Loss)	$(308,196)	$(602,445)
Adjustments to Reconcile Net Loss to Net Cash
Provided (used) by Operations:
Depreciation & Amortization	-	18,544
Change in Operating Assets and Liabilities:
Accounts Receivable	-	(7,486)
Increase (Decrease) in:
Accounts Payable	131,478	327,389
Accrued Expenses	50,500	235,896
Customer Deposit	-	35,000

Net Cash Provided(Used) by Operating Activities	(126,218)	6,898

Cash Flows from Investing Activities:
Purchase of property and Equipment	-	(6,459)

Net Cash Provided (Used) by Investing Activities	-	(6,459)

Cash Flows from Financing Activities:

Proceeds From Issuance of Common Stock	-	-

Net Cash Provided (Used) by Financing Activities	-	-

Increase (Decrease) in Cash	(126,218)	439

Cash at Beginning of Period	314,168	874,938

Cash at End of Period	$187,950	$875,377

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

During the six months ending June 30, 2008

None

During the six months ending June 30, 2007

The Company Converted accounts payable of $26,915 to a note payable.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDI GLOBAL, INC. AND SUBSIDIARIES

Notes to the Unaudited Consolidated Financial Statements

June 30, 2008

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

Interim Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008, and for the period then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007, audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Reclassification - The financial statements for periods prior to June 30, 2008, have been reclassified to conform to the headings and classifications used in the June 30, 2008, financial statements.

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

The following is a summary of the results of operations of the Company’s discontinued operations:

	Three Months Ended		Six Months Ending
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$-	$1,408,070	$-	$2,673,133
Cost of goods sold	-	(1,137,923)	-	(2,078,852)
General and administrative	-	(535,492)	-	(1,144,796)
Other income (expense)	-	(26,230)	-	(51,930)

Net Income (loss) from
discontinued operations	$-	$(291,575)	$-	$(602,445)

NOTE 3 – RELATED PARTY TRANSACTIONS

At June 30, 2008, and December 31, 2007, the Company had a note payable to an officer and stockholder of the Company with a balance of $195,527 and $195,527, respectively.

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

NOTE 5 – GOING CONCERN

On April 16, 2006, the Debtor Entities, including the Company, filed the Chapter 11 Case, and they remain as debtors in possession in that Case. The main reason for filing bankruptcy was a legal dispute with Mentoring of America, LLC and HG Marketing, Inc., two companies that the Company had entered into contracts with to manage and operate a sales and marketing “call center” located in Saint George, Utah.  After just over a year of operation in a required seven year agreement monies being generated by the “call center” were diverted into a non-IDI bank account, eliminating in excess of $150,000 in required monthly net operating income, which payments were required by the executed agreements between the parties and which payments have not been received as required by contract since mid-February 2006.  When these funds were diverted into a non-approved bank account for the benefit of the Mentoring Parties, the lost income made it impossible for IDI to honor loan commitments made to certain parties that funded $1.75 million dollars in funds that were used in their entirety to close the contracts with the Mentoring Parties. The Debtor Entities aggressively pursued legal action in the Chapter 11 Case, seeking to recover monies which were misappropriated and diverted into Mentoring Parties bank accounts and which were never remitted to IDI as required by contract.  After many months of litigation the Creditors’ Committee representing the creditors of the Debtor Entities encourage the Debtor Entities to pursue a settlement agreement with the Mentoring Parties and provide mutual releases against all outstanding claims and legal actions by both parties.  Such a settlement agreement has been signed and was approved by the Court on April 11, 2007, and all transactions related to this agreement have now closed.  This settlement agreement required among other things, for the Mentoring Parties to pay the Company and IDISB several hundred thousand dollars. All transactions related to the settlement agreement, including the sale of the call center, closed in August 2007.   Furthermore, the Company has sold all of its stock in its operating and wholly owned subsidiary, Internet Development, Inc., and this transaction was authorized by the Court in the Chapter 11 Case.  As a result the Company no longer has any operations, and is presently pursuing potential acquisition / merger opportunities.  All funds received from such acquisition / merger offers would accrue to the benefit of Creditor Claims.  The Company is aggressively pursuing potential suitors that have expressed interest in acquiring or merging their operations with the IDI public company or the direct purchase of the assets of operating subsidiaries of the public company.  Any acquisitions / mergers will be presented to the Creditors’ Committee for their support,  be included in a Chapter 11 plan, and be submitted in the Chapter 11 Case for confirmation under the Bankruptcy  Code.     The Creditors are also participating in trying to secure a buyer.

The above summarizes is what management believes to be the most probable outcome for IDI Global, Inc. and its wholly owned subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

IDI Global, Inc. and Subsidiaries, the Company, has elected to omit a substantial part of the footnotes to the consolidated financial statements for the six months ended June 30, 2008, because there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Additional disclosure for the statements of cash flows for the period ending  June 30, 2008:

Operating Activities:

Interest received on cash accumulated because of the Chapter 11 proceeding: $1,212.

Interest stayed to on note payable because of the Chapter 11 proceeding: $221,732

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

For the six months ended June 30, 2008, we recorded total revenues on a consolidated basis of $0, compared to total revenues of $0 for the six months ended June 30, 2007.  We recorded net loss of $(308,196) for 2008 compared to net income (loss) of $(602,445) for 2007. The 2008 loss was due to professional fees.

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

Our monthly cash outflow was primarily related to cost of sales and general and administrative expenses.  Net cash used by operations for the six month period ending June 30, 2008 was $(126,218), compared to net cash provided by operating activities of $6,898 for the six-month period of ending June 30, 2007.

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

Net cash provided/(used) by investing activities was $0 for the six month period ending June 30, 2008, compared to $(6,459) for the six month period ending June 30, 2007.

For the six month period ending June 30, 2008, net cash provided by financing activities was $0 compared to net cash provided by financing activities of $0 for the six month period ending June 30, 2007.   The following statements below describe the financing events during 2004 to 2008.

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

At June 30, 2008, we had total current liabilities of $4,325,850 which included notes payable of $1,750,000 to SBI Brightline, a third party, and $195,527 in notes payable to Kevin R. Griffith, our CEO.

At June 30, 2008, our total current liabilities also included accrued expenses of $1,218,723, primarily related to deferred compensation, accrued interest, and payroll liabilities.  Accounts payable of $1,161,600 added to our total current liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

None.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2008 and 2007

The following discussions are based on the unaudited consolidated financial statements of IDI Global, Internet Development, Sports Media, and Chief Financial.  These charts and discussions summarize our financial statements for the six month periods ending June 30, 2008 and 2007, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-6.

As discussed above, in July 2007, the Company sold its last operating subsidiary, and from that time through the end of 2007 and through the date of this Report, the Company did not have operations.

Summary Comparison of years ended June 30, 2008 and 2007

	Six months	Six months
	ended	Ended
	June 30, 2008	June 30, 2007
Total revenues	$-	$-

Total cost of sales	-	-

Gross profit	-	-

Total operating expenses	309,408	-

Net operating income (loss)	(309,408)	-

Total other income (expense)	1,212	-

Total income tax expense	-	-

Loss from discontinued Operations	-	(602,445)
Net Loss	(308,196)	(602,445)

Net earnings (loss) per share	$(0.02)	$(0.03)

Total revenues did not change for the six month period ending June 30, 2008, compared to the six month period ending June 30, 2007.

Cost of sales did not change, remaining $0 for the six month period ending June 30, 2008.

Total operating expenses include professional fees, and other general office expenses.  These operating expenses increased by $309,408 for 2008.

Total other income and expense for 2008 was related to interest income. However, we recorded a net loss for the six month period ending June 30, 2008.  Net loss per share was $(0.03) for 2007 compared to $(0.02) loss for 2008.

The following chart and related discussions summarize our consolidated balance sheets as of June 30, 2008 and December 31, 2007, and should be read in conjunction with the financial statements and notes to the financial statements included in this report, starting on page F-1.

Summary of Balance Sheet

	June 30, 2008	December 31, 2007
Cash	$187,950	$314,168

Total current assets	$187,950	$314,168

Total assets	$187,950	$314,168

Total current liabilities	$4,325,850	$4,143,872

Total liabilities	$4,325,850	$4,143,872

Retained earnings (deficit)	$(11,343,105)	$(11,034,909)

Total stockholders’ (Deficit)	$(4,137,900)	$(3,829,704)

The decrease of total current assets at June 30, 2008, compared to the year ended December 31, 2007, was primarily the result of the paying some professional fees.

Total current liabilities and total liabilities increased at June 30, 2008, compared to the year ended December 31, 2007, primarily due to increases in Accounts Payable and Accrued Expenses.  Our retained deficit increased at June 30, 2008, due to the loss in net income.

ITEM 3.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, Kevin Griffith, IDI Global’s Chief Executive Officer, and Steven Weatherly, a consultant performing certain services typically performed by a chief financial officer, have conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, Mr. Griffith and Mr. Weatherly concluded that our disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

August 19, 2008

By: /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

Principal Executive Officer

Date:

August 19, 2008

By: /s/ Steven D. Weatherly

Steven D. Weatherly

Consultant performing certain services for the Company commonly performed by a Chief Financial Officer