Form 10-K/A
period 2007-12-31
IDI GLOBAL INC
filed 2008-12-12
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if disclosure of delinquent filers in response to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

State issuer's revenue for its most recent fiscal year: $3,107,489.00

As of April 28, 2008, the registrant had 19,460,174 shares of common stock outstanding. The aggregate market value of the 19,037,834 shares of voting stock held by non-affiliates as of that date was approximately $190,378.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

EXPLANATORY NOTE

 IDI Global, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Annual Report on Form 10-K/A (the “Amended Filing”) solely for the purpose of amending the disclosures in Part II, Item 9A, “Controls and Procedures,” and modifying the list of exhibits in Part IV, Item 15, “Exhibits,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on May 2, 2008 (the “Original Filing”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amended Filing contains all of the disclosure required by Part II, Item 9A, including information previously disclosed in our Original Filing and also includes currently dated certifications from the Company’s President and Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend any other Item of our Original Filing, does not reflect events occurring after the filing of the Original Filing, and does not modify or update in any way the disclosures contained in the Original Filing, which speak as of the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing.

PART II

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures . Our Chief Executive Officer and a consultant providing services to the Company commonly performed by a Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are not effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Factors which led our management to conclude that our disclosure controls and procedures were not effective include, but are not limited to:

-

late filing of our Annual Report for the year ended December 31, 2007;

-

failure to include the required management’s report on our internal control over financial reporting; and

-

the identification by our auditors of material weaknesses relating to reconciliation transactions and recording of accounts payable and accrued expenses, without corresponding disclosure relating to remediative measures to be taken.

As discussed elsewhere in our Annual Report, on April 17, 2006, IDI Global, Inc., as well as two of its wholly owned subsidiaries, IDI Small Business, Inc., and Chief Financial, Inc., along with the wholly owned subsidiary of Chief Financial, Professional Consulting Services, filed for Chapter 11 bankruptcy protection under Title 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”).  Although the Company has endeavored to maximize its value for the benefit of creditors and shareholders, as of the date of this report, it was unknown whether the Company would be able to continue as a going concern.  However, there can be no guarantee that the Company's negotiations will be successful or will enable the Company to continue as a going concern.

In light of the Company’s involvement in the bankruptcy proceedings, the Company is limited in its ability to take steps to remediate the weaknesses in its disclosures.  In the event the Company is able to continue as a going concern, management will determine what steps should be taken to address the non-effectiveness of the Company’s disclosure controls and procedures, and will use their best efforts to implement such steps.

Changes in Internal Control Over Financial Reporting. Other than as discussed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Chief Executive officer, together with a consultant performing services for the Company commonly performed by a Chief Financial Officer, has completed its evaluation of the Company’s Internal Controls and has completed Management’s Assessment of these controls.  (Please note: During the preparation of this Amended Annual Report, the consultant performing services for the Company commonly performed by a Chief Financial Officer resigned his position as consultant.  However, such resignation came after the conclusion of the evaluation of the Company’s Internal Controls and during the preparation of Management’s Assessment.)  In performing the evaluation of the Company’s Internal Controls, management used a framework that was based on the framework established Committee of Sponsoring Organizations of Treadway Commission (the COSO model).

After completing management’s evaluation of Internal Controls over Financial Reporting, the following assessment was made:

IDI used a full time internal controller to review and account for all financial reporting required by the Company.  Following the Controller’s activities all financial reporting was presented to an outside consultant who verified all of the financial accounting, reporting and entries made by the Company.  The outside Consultant then reviewed the financial reporting for each quarter with an outside CPA firm that is knowledgeable in the SEC requirements for quarterly and annual reviews and audits.  The Consultant reviewed each reporting entry and sought the guidance and expertise of the independent CPA firm where necessary until the reporting was accurate and compliant with SEC guidelines and regulations.

Additionally, the consultant would prepare monthly reports required by the US Bankruptcy Trustee which provided detailed information relating to the Company’s transactions for each month.  This report was prepared by the controller and the consultant, and was presented to two law firms for additional review and comments.  The monthly internal reports and review of financial information gave an added level of internal control for accurate financial reporting, and allowed the US Bankruptcy Trustee, together with two independent law firms, access to each financial entry being made by the Company.  Because the level of financial activity was minimal, few questions or issues were raised, and the reporting was deemed accurate, timely and properly controlled by all who were involved in the process.

On a quarterly and annual basis, all of the monthly reporting and controls were reviewed for the appropriate three month and twelve month periods and consolidated into the required quarterly and annual filings.  All of the monthly controls at the controller and consultant Level were reviewed for accuracy and compliance.  The consultant continued to work with the independent CPA firm to ensure the work of the controller and consultant were compliant with proper accounting and disclosure requirements according to the SEC guidelines for publicly traded companies.

Once all internal questions had been reviewed and verified, the Company’s CPA firm would receive all of the financial reporting from the IDI consultant, and open communication and dialogue would occur to answer any and all questions raised by the CPA firm.  Detailed communication would go back and forth between the consultant and the CPA firm until all financial entries were deemed accurate by all parties.  At that time, the financial results would be presented to an independent Accounting Firm that would assist in the preparation of the actual financial statements and notes which would then be reviewed and approved the both the Company consultant and the CPA firm.  Any questions or issues that were raised would be reviewed by all parties until the CPA firm was satisfied that a complete and accurate accounting had been made for the appropriate financial period.

In light of the Company’s circumstances, including being involved in bankruptcy proceedings and being subject to oversight by the bankruptcy court, and having extremely limited operations, Management believes that the evaluation process used was acceptable and in compliance with the requirements imposed by, and that the framework was satisfactory under, the rules relating to management’s assessment of the Company’s internal controls over financial reporting as set forth in Rule 13a-15(f) or Rule 15d-(f) under the Securities Exchange Act of 1934.

Based on the evaluation described above, the Company’s management has concluded that the Company’s internal controls over financial reporting were not effective as of the end of the period covered by the Annual Report.

Management determined that the Company was deficient in the formal written controls and procedures needed to ensure the appropriate and required disclosures for financial reporting.  Additionally, our auditors have informed us of two material weaknesses which relate to the preparation of our financial statements. The first material weakness relates to the reconciliation of transactions associated with the sale of Internet Development, and the second material weakness relates to the proper recording of accounts payable and accrued expenses.  Because the Company has no operating divisions and is involved in bankruptcy proceedings, management believes that the deficiencies leading to the first material weakness identified are unlikely to be repeated.

Accordingly, management intends to address the second material weakness identified by our auditors by making and implementing certain procedural changes.  First, the Company’s new procedure will require internal financial communication about the proper recording of accounts payable and accrued expenses, as well as external verification with the Company’s Auditors to obtain the Auditors’ guidance and determination on how best to account for these financial entries.

The Company notes that in light of the involvement of the Bankruptcy Court in all aspects of the Company’s business operations, the Company’s financial reporting is carefully reviewed by multiple financial parties including the US Bankruptcy Trustee who receives detailed accounting and reporting on a monthly basis.

Additionally, because there are no more operating channels within the Company, the number of financial transactions in which the Company is involved is low, and management believes a detailed review of all such reporting to be very straightforward and manageable.

Management believes that the implementation of the procedural changes outlined above, together with the reduced number of financial transactions in which the Company is involved (due to lack of operations), will allow the Company to remediate the weaknesses identified above and to have effective internal controls over financial reporting on an ongoing basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART IV

ITEM 15.

EXHIBITS

Exhibits

31.1	Chief Executive Officer/Chief Financial Officer Certification
32.1	Section 1350 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 11, 2008

                   IDI Global, Inc.

By:   /s/ Kevin R. Griffith

Kevin R. Griffith

President, CEO, Secretary/Treasurer, and Director

(Principal Executive Officer, Principal Financial Officer)

5