Form 10-Q/A
period 2008-03-31
IDI GLOBAL INC
filed 2008-12-12
CIK 1110418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of May 13, 2008, IDI Global, Inc., had 19,160,174 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Explanatory Note:

Pursuant to comment letters received by the Registrant from the Securities and Exchange Commission dated July 31, and October 20, 2008, the Registrant is filing this amendment to Form 10-Q. We have updated paragraph four of our certification required by the Exchange Act Rule 13a-14(a). Paragraphs 4 and 4(b) have been updated in this filing (Exhibit 31).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDI GLOBAL, INC.

Date: December 11, 2008

By: /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer

(Principal Executive Officer and Principal Financial Officer)

2