Form 10-Q/A
period 2008-06-30
IDI GLOBAL INC
filed 2008-12-12
CIK 1110418

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

As of August 14, 2008, IDI Global, Inc., had 19,160,174 shares of common stock outstanding.

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

IDI GLOBAL, INC.

Date: December 11, 2008

By: /s/ Kevin R. Griffith

Kevin R. Griffith

President, Chief Executive Officer,

(Principal Executive Officer, Principal Financial Officer)

2